Form 10-Q
period 2021-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2021-08-06
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2021, the registrant had 46,451,323 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II OTHER INFORMATION		54
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 6.	Exhibits	56
SIGNATURES		57

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$271,880	$279,940
Accounts receivable, net	56,730	64,390
Inventories, net	41,369	39,039
Other receivables	9,173	4,338
Prepaid expenses	6,836	7,332
Hedge collateral (Note 9)	4,830	5,250
Other current assets (Notes 10 and 19)	5,117	9,321

Total current assets	395,935	409,610
Property, plant and equipment, net	94,721	96,383
Operating lease right-of-use assets	4,520	4,632
Intangible assets, net	2,541	2,727
Long-term prepaid expenses	5,626	4,058
Deferred income taxes	43,069	44,541
Other non-current assets	11,141	9,739

Total assets	$557,553	$571,690

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52,040	$52,164
Other accounts payable	9,119	2,531
Accrued expenses (Note 8)	13,020	16,241
Accrued income taxes	1,679	12,398
Operating lease liabilities	2,181	2,210
Current portion of long-term borrowings, net	—	83,479
Other current liabilities (Note 10)	5,001	4,595

Total current liabilities	83,040	173,618
Accrued severance benefits, net	39,520	40,462
Non-current operating lease liabilities	2,338	2,422
Other non-current liabilities	10,024	9,588

Total liabilities	134,922	226,090

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 55,562,907 shares issued and 46,350,945 outstanding at June 30, 2021 and 44,943,854 shares issued and 35,783,347 outstanding at December 31, 2020	556	450
Additional paid-in capital	253,244	163,010
Retained earnings	279,163	286,834
Treasury stock, 9,211,962 shares at June 30, 2021 and 9,160,507 shares at December 31, 2020, respectively	(109,407)	(108,397)
Accumulated other comprehensive income (loss)	(925)	3,703

Total stockholders’ equity	422,631	345,600

Total liabilities and stockholders’ equity	$557,553	$571,690

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$103,268	$108,955	$216,174	$219,691
Net sales – transitional Fab 3 foundry services	10,608	9,873	20,721	19,610

Total revenues	113,876	118,828	236,895	239,301
Cost of sales:
Cost of sales – standard products business	70,409	76,817	149,656	158,423
Cost of sales – transitional Fab 3 foundry services	9,497	9,873	18,887	19,610

Total cost of sales	79,906	86,690	168,543	178,033

Gross profit	33,970	32,138	68,352	61,268
Operating expenses:
Selling, general and administrative expenses	14,001	12,408	26,635	24,510
Research and development expenses	13,322	11,108	26,745	21,617
Other charges	5,020	—	15,436	554

Total operating expenses	32,343	23,516	68,816	46,681

Operating income ( loss)	1,627	8,622	(464)	14,587
Interest expense	(85)	(5,430)	(1,126)	(11,037)
Foreign currency gain (loss), net	250	8,469	(4,421)	(22,502)
Other income, net	611	791	1,231	1,629

Income (loss) from continuing operations before income tax expense	2,403	12,452	(4,780)	(17,323)
Income tax expense	2,601	678	2,891	1,981

Income (loss) from continuing operations	(198)	11,774	(7,671)	(19,304)
Income from discontinued operations, net of tax	—	17,397	—	24,726

Net income (loss)	$(198)	$29,171	$(7,671)	$5,422

Basic earnings (loss) per common share—
Continuing operations	$(0.00)	$0.34	$(0.18)	$(0.55)
Discontinued operations	—	0.50	—	0.71

Total	$(0.00)	$0.84	$(0.18)	$0.16

Diluted earnings (loss) per common share—
Continuing operations	$(0.00)	$0.28	$(0.18)	$(0.55)
Discontinued operations	—	0.37	—	0.71

Total	$(0.00)	$0.65	$(0.18)	$0.16

Weighted average number of shares—
Basic	46,322,027	35,092,312	43,324,088	34,992,734
Diluted	46,322,027	46,474,237	43,324,088	34,992,734
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands of U.S. dollars)
Net income (loss)	$(198)	$29,171	$(7,671)	$5,422

Other comprehensive income (loss)
Foreign currency translation adjustments	109	(6,543)	(1,949)	15,708
Derivative adjustments
Fair valuation of derivatives	432	2,204	(1,693)	(2,800)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	(475)	193	(986)	251

Total other comprehensive income (loss)	66	(4,146)	(4,628)	13,159

Total comprehensive income (loss)	$(132)	$25,025	$(12,299)	$18,581

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended June 30, 2021:
Balance at March 31, 2021	46,257,413	$555	$250,829	$279,361	$(109,407)	$(991)	$420,347
Stock-based compensation	—	—	2,405	—	—	—	2,405
Exercise of stock options	1,000	0	11	—	—	—	11
Settlement of restricted stock units	92,532	1	(1)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	66	66
Net loss	—	—	—	(198)	—	—	(198)

Balance at June 30, 2021	46,350,945	$556	$253,244	$279,163	$(109,407)	$(925)	$422,631

Three Months Ended June 30, 2020:
Balance at March 31, 2020	35,054,682	$442	$153,286	$(81,880)	$(107,649)	$14,645	$(21,156)
Stock-based compensation	—	—	1,643	—	—	—	1,643
Exercise of stock options	88,351	1	662	—	—	—	663
Other comprehensive loss, net	—	—	—	—	—	(4,146)	(4,146)
Net income	—	—	—	29,171	—	—	29,171

Balance at June 30, 2020	35,143,033	$443	$155,591	$(52,709)	$(107,649)	$10,499	$6,175

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2021:
Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600
Stock-based compensation	—	—	4,051	—	—	—	4,051
Exchange of exchangeable senior notes	10,144,131	101	83,639				83,740
Exercise of stock options	176,760	2	2,547	—	—	—	2,549
Settlement of restricted stock units	298,162	3	(3)	—	—	—	—
Acquisition of treasury stock	(51,455)	—	—	—	(1,010)	—	(1,010)
Other comprehensive loss, net	—	—	—	—	—	(4,628)	(4,628)
Net loss	—	—	—	(7,671)	—	—	(7,671)

Balance at June 30, 2021	46,350,945	$556	$253,244	$279,163	$(109,407)	$(925)	$422,631

Six Months Ended June 30, 2020:
Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)
Stock-based compensation	—	—	2,528	—	—	—	2,528
Exercise of stock options	88,351	1	662	—	—	—	663
Settlement of restricted stock units	308,364	3	(3)	—	—	—	—
Acquisition of treasury stock	(53,994)	—	—	—	(616)	—	(616)
Other comprehensive income, net	—	—	—	—	—	13,159	13,159
Net income	—	—	—	5,422	—	—	5,422

Balance at June 30, 2020	35,143,033	$443	$155,591	$(52,709)	$(107,649)	$10,499	$6,175

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$(7,671)	$5,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,998	10,479
Provision for severance benefits	3,507	10,179
Amortization of debt issuance costs and original issue discount	261	1,205
Loss on foreign currency, net	13,353	26,397
Restructuring and other charges	3,295	141
Provision for inventory reserves	3,346	2,033
Stock-based compensation	4,051	2,528
Other, net	266	(111)
Changes in operating assets and liabilities
Accounts receivable, net	5,098	(438)
Unbilled accounts receivable, net	—	10,933
Inventories	(7,170)	(14,060)
Other receivables	(4,841)	67
Other current assets	8,623	4,747
Accounts payable	1,040	4,947
Other accounts payable	(2,287)	(5,898)
Accrued expenses	(3,980)	161
Accrued income taxes	(10,249)	349
Other current liabilities	(102)	871
Other non-current liabilities	(274)	1,238
Payment of severance benefits	(2,836)	(4,272)
Other, net	(62)	147

Net cash provided by operating activities	10,366	57,065
Cash flows from investing activities
Proceeds from settlement of hedge collateral	972	5,855
Payment of hedge collateral	(585)	(7,841)
Purchase of property, plant and equipment	(4,866)	(8,842)
Payment for intellectual property registration	(288)	(473)
Collection of guarantee deposits	307	47
Payment of guarantee deposits	(4,960)	(571)
Other, net	(130)	21

Net cash used in investing activities	(9,550)	(11,804)
Cash flows from financing activities
Proceeds from exercise of stock options	2,549	663
Acquisition of treasury stock	(1,653)	(1,021)
Repayment of financing related to water treatment facility arrangement	(288)	(267)
Repayment of principal portion of finance lease liabilities	(33)	(119)

Net cash provided by (used in) financing activities	575	(744)
Effect of exchange rates on cash and cash equivalents	(9,451)	(3,350)

Net increase (decrease) in cash and cash equivalents	(8,060)	41,167
Cash and cash equivalents
Beginning of the period	279,940	151,657

End of the period	$271,880	$192,824

Supplemental cash flow information
Cash paid for interest	$2,094	$9,522
Cash paid for income taxes	$11,227	$1,889
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$3,632	$602
Non-cash financing activities
Exchange of exchangeable senior notes into common stock	$83,740	$—
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for a full year or for any other periods. The consolidated statement of cash flow for the six months ended June 30, 2020 has not been adjusted to separately disclose the cash flow related to discontinued operations, but the material items in the operating and investing activities of the cash flow relating to discontinued operations for the same period is disclosed in Note 3. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
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

2. Merger Agreement
On March 25, 2021, the Company, South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Parent”), formed by an affiliate of Wise Road Capital LTD, and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, among other things, and subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing its corporate existence under the General Corporation Law of the State of Delaware (the “DGCL”) as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent.
Pursuant to the Merger Agreement, each share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), issued and outstanding immediately before the effective time of the Merger (the “Effective Time”) (other than (a) shares of Common Stock owned by the Company or any of its wholly owned subsidiaries or by Parent or any of its subsidiaries immediately before the Effective Time (collectively, the
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
Consummation of the Merger is subject to certain customary closing conditions, including (i) approval of the Merger Agreement by our stockholders, (ii) the receipt of certain required or requested governmental approvals or authorizations (including from the Committee on Foreign Investment in the United States (“CFIUS”) and the Korean Ministry of Trade, Industry and Energy (“MOTIE”)), (iii) the absence of any order or law issued, enacted or deemed applicable by certain governmental authorities specified in the Merger Agreement that makes consummation of the Merger illegal and that remains in effect (a “Prohibitive Order”), (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) other customary closing conditions, including the accuracy of each party’s representations and warranties, and each party’s compliance with its obligations under the Merger Agreement (subject in the case of this clause (v) to certain materiality qualifiers).
The Merger Agreement contains termination rights for each of the Company and Parent, including if (i) the consummation of the Merger does not occur by 11:59 p.m. (New York time) on September 25, 2021 (subject to extension to December 25, 2021 and again to March 25, 2022 at the option of either party if certain regulatory approvals or authorizations have not been obtained by such date or certain governmental authorities specified in the Merger Agreement have issued, enacted or deemed applicable a Prohibitive Order), (ii) the Requisite Company Vote is not obtained, (iii) any of certain governmental authorities specified in the Merger Agreement issues, enacts or deems applicable after the date of the Merger Agreement a Prohibitive Order that has become final and non-appealable,
or (iv) the other party has breached the Merger Agreement, which breach would give rise to a failure, or has materially contributed to the failure, of certain conditions to the non-breaching
party’s obligations to close (subject to a cure period). Additionally, each of the Company and Parent may terminate the Merger Agreement in certain other circumstances.
For the three and six months ended June 30, 2021, the Company incurred $2,459 thousand and $12,290 thousand, respectively, of professional fees and certain transaction related-expenses
incurred in connection with the Merger, which were recognized in other charges in the consolidated statements of operations.
The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form
8-K
filed on March 29, 2021.

3. Discontinued Operations
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and Fab 4. As a result of the sale of the Foundry Services Group business and Fab 4, the Company recorded a gain of $287,117 thousand and all operations from the Foundry Services Group business and Fab 4 were classified as discontinued operations for the three and six months ended June 30, 2020. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up.
For the periods prior to the Closing Date, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses for comparative purposes. Cash inflows to the Company from the Buyer related to providing the Transitional Fab 3 Foundry Services were
$11,166 thousand and $24,790 thousand for the three and six months ended June 30, 2021, respectively.
The following table summarizes the results from discontinued operations, net of tax, for the three and six months ended June 30, 2020.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(In thousands of U.S. dollars)
Revenues:
Net sales – Foundry Services Group	$95,779	$182,058
Net sales – transitional Fab 3 foundry services	(9,873)	(19,610)

Total revenues	85,906	162,448
Cost of sales:
Cost of sales – Foundry Services Group	64,869	130,452
Cost of sales – transitional Fab 3 foundry services	(9,873)	(19,610)

Total cost of sales	54,996	110,842

Gross profit	30,910	51,606
Operating expenses:
Selling, general and administrative expenses	4,992	10,636
Research and development expenses	6,915	14,318
Restructuring and other charges	589	2,704

Total operating expenses	12,496	27,658

Operating income from discontinued operations	18,414	23,948
Foreign currency gain (loss), net	(23)	2,074
Others, net	(59)	48

Income from discontinued operations before income tax expense	18,332	26,070
Income tax expense	935	1,344

Income from discontinued operations, net of tax	$17,397	$24,726

For the three and six months ended June 30, 2020, the Company recorded $589 thousand and $2,704 thousand, respectively, in professional fees incurred in connection with the sale of the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in the abov
e
.
The following table provides supplemental cash flows information related to discontinued operations:

Six Months Ended
June 30, 2020
(In thousands of U.S. dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365
Provision for severance benefits	6,405
Stock-based compensation	263
Investing activities:
Capital expenditures	$(4,415)

4. Inventories
Inventories as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$7,829	$6,425
Semi-finished goods and work-in-process	32,524	30,968
Raw materials	8,524	6,526
Materials in-transit	593	1,021
Less: inventory reserve	(8,101)	(5,901)

Inventories, net	$41,369	$39,039

Changes in inventory reserve for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2021		June 30, 2020
Beginning balance	$(6,281)	$(5,901)	$(4,807)	$(5,947)
Change in reserve
Inventory reserve charged to costs of sales	(3,186)	(5,350)	(1,794)	(3,069)
Sale of previously reserved inventory	1,343	1,977	747	1,653

	(1,843)	(3,373)	(1,047)	(1,416)
Write off	28	930	642	1,141
Translation adjustments	(5)	243	(95)	221
Reclassified to assets held for sale	—	—	—	694

Ending balance	$(8,101)	$(8,101)	$(5,307)	$(5,307)

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
scrapped.

5. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2021 and December 31, 2020 are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Buildings and related structures	$24,184	$24,882
Machinery and equipment	104,875	106,244
Finance lease right-of-use assets	331	344
Others	44,277	40,116

	173,667	171,586
Less: accumulated depreciation	(93,549)	(90,370)
Land	14,603	15,167

Property, plant and equipment, net	$94,721	$96,383

Aggregate depreciation expenses totaled $6,626 thousand and $4,794 thousand for the six months ended June 30, 2021 and 2020, respectively.
6. Intangible Assets
Intangible assets as of June 30, 2021 and December 31, 2020 are comprised of the following (in thousands):

	June 30, 2021
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,425	$(6,884)	$2,541

Intangible assets	$9,425	$(6,884)	$2,541

	December 31, 2020
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,486	$(6,759)	$2,727

Intangible assets	$9,486	$(6,759)	$2,727

Aggregate amortization expenses for intangible assets totaled $372 thousand and $320 thousand for the six months ended June 30, 2021 and 2020,
respectively.

7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease	Operating lease right-of-use assets	$4,520	$4,632
Finance lease	Property, plant and equipment, net	165	206

Total lease assets		$4,685	$4,838

Liabilities
Current
Operating	Operating lease liabilities	$2,181	$2,210
Finance	Other current liabilities	69	68
Non-current
Operating	Non-current operating lease liabilities	2,338	2,422
Finance	Other non-current liabilities	112	153

Total lease liabilities		$4,700	$4,853

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	2.9 years	3.0 years
Finance leases	2.5 years	3.0 years
Weighted average discount rate
Operating leases	4.71%	5.55%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$727	$461	$1,407	$929
Finance lease cost
Amortization of right-of-use assets	16	15	33	31
Interest on lease liabilities	3	4	7	9

Total lease cost	$746	$480	$1,447	$969

The above table does not include an immaterial cost of short-term leases for the three and six months ended June 30, 2021 and 2020.

Other lease information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$727	$461	$1,407	$929
Operating cash flows from finance leases	3	4	7	9
Financing cash flows from finance leases	17	14	33	28
The aggregate future lease payments for operating and finance leases as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$1,409	$40
2022	1,574	79
2023	837	80
2024	601	—
2025	414	—

Total future lease payments	4,835	199
Less: Imputed interest	(316)	(18)

Present value of future payments	$4,519	$181

8. Accrued Expenses
Accrued expenses as of June 30, 2021 and December 31, 2020 are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Payroll, benefits and related taxes, excluding severance benefits	$8,259	$10,296
Withholding tax attributable to intercompany interest income	1,144	28
Interest on senior notes	—	1,396
Outside service fees	1,179	755
Restructuring and others	1,611	2,658
Others	827	1,108

Accrued expenses	$13,020	$16,241

1
4

9. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of June 30, 2021 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
December 15, 2020	$30,000	July 2021 to December 2021
February 26, 2021	$18,000	July 2021 to December 2021
May 13, 2021	$39,000	January 2022 to September 2022
Details of the zero cost collar contracts as of December 31, 2020 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 13, 2020	$30,000	January 2021 to June 2021
December 15, 2020	$30,000	July 2021 to December 2021
December 18, 2020	$18,000	March 2021 to June 2021
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contract
s
.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2021	December 31, 2020
Asset Derivatives:
Zero cost collars	Other current assets	$—	$2,036
Liability Derivatives:
Zero cost collars	Other current liabilities	$846	$195
Zero cost collars	Other non-current liabilities	$66	$—
Offsetting of derivative liabilities as of June 30, 2021 is as follows (in thousands):

As of June 30, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets			Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$912	$—	$912	$—		$(580)	$332
Offsetting of derivative assets and liabilities as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,036	$—	$2,036	$—	$—	$2,036
Liability Derivatives:
Zero cost collars	$195	$—	$195	$—	$—	$195

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2021 and 2020. Net sales of discontinued operations for the three months ended June 30, 2020 are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Income Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020		2021	2020
Zero cost collars	$432	$2,204	Net sales	$475	$(193)	Other income, net	$(58)	$55

	$432	$2,204		$475	$(193)		$(58)	$55

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2021 and 2020. Net sales of discontinued operations for the six months ended June 30, 2020 are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020		2021	2020
Zero cost collars	$(1,693)	$(2,800)	Net sales	$986	$(251)	Other income, net	$(144)	$172

	$(1,693)	$(2,800)		$986	$(251)		$(144)	$172

As of June 30, 2021, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $1,045 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), Deutsche Bank AG, Seoul Branch (“DB”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

Counterparties	June 30, 2021	December 31, 2020
NFIK	$3,250	$3,250
DB	—	1,000
SC	1,000	1,000

Total	$4,250	$5,250

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and $
580 thousand of additional cash collateral was required and recorded as hedge collateral on the consolidated balance sheets as of June 30, 2021. There was no such cash collateral required as of December 31, 2020.
These zero cost collar contracts may be terminated by the counterparties in a number of circumstances, including if the Company’s credit rating falls below
B-/B3
or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

10. Fair Value Measurements
Fair Value of Financial Instruments
As of June 30, 2021, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2021	Fair Value Measurement June 30, 2021	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$846	$846	—	$846	—
Derivative liabilities (other non-current liabilities)	$66	$66	—	$66	—
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
	(In thousands of U.S. dollars )
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
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of June 30, 2021 and 2020 the Company did not have any assets or liabilities measured at fair value on a
non-recurring
basis.

11. Borrowings
There were no borrowings outstanding as of June 30, 2021. As of December 31, 2020, the following table represents the Company’s borrowings (in thousands):

December 31,
2020
5.0% Exchangeable Senior Notes due March 2021	$83,740
Less: unamortized discount and debt issuance costs	(261)

Total borrowings, net	83,479
Less: current portion of long-term borrowings, net	83,479

Long-term borrowings, net	$—

5.0% Exchangeable Senior Notes
On January 17, 2017, MagnaChip Semiconductor S.A. closed the Exchangeable Notes Offering of $86,250 thousand aggregate principal amount of 5.0% Exchangeable Notes. Interest on the Exchangeable Notes accrue
d
 at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Exchangeable Notes matured on March 1, 2021, unless they were earlier repurchased or converted. Holders had the right to convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date.
The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the six months ended June 30, 2021 was $958 thousand. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2020 were $1,425 thousand and $2,841 thousand, respectively.
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
Prior to the March 1, 2021 maturity of the Exchangeable Notes, holders elected to exchange all outstanding Exchangeable Notes for an aggregate of 10,144,131 shares of the Company’s common stock in satisfaction in full of the outstanding obligations under the Exchangeable Notes. Upon exchange, the Company delivered for each $1,000 principal amount of exchanged
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

12. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2021, 98% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2021		June 30, 2020
Beginning balance	$52,553	$54,452	$50,610	$53,344
Provisions	1,736	3,507	1,755	3,774
Severance payments	(1,343)	(2,836)	(1,502)	(3,454)
Translation adjustments	159	(2,018)	922	(1,879)

	53,105	53,105	51,785	51,785
Less: Cumulative contributions to severance insurance deposit accounts	(13,316)	(13,316)	(1,570)	(1,570)
The National Pension Fund	(59)	(59)	(73)	(73)
Group severance insurance plan	(210)	(210)	(215)	(215)

Accrued severance benefits, net	$39,520	$39,520	$49,927	$49,927

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2021	$78
2022	258
2023	651
2024	932
2025	2,051
2026	2,356
2027 – 2031	19,643
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

13. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2021 and December 31, 2020, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $387,486 thousand and $378,852 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,130.0:1 and 1,088.0:1 using the first base rate as of June 30, 2021 and December 31, 2020, respectively, as quoted by the KEB Hana Bank.
14
.
Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income tax
examinations by tax authorities of these jurisdictions for all open tax years.
For the three and six months ended June 30, 2021, the Company recorded an income tax expense from continuing operations of $
2,601
 thousand and $
2,891

thousand, respectively, primarily attributable to interest on intercompany loan balances. During the second quarter of 2021, income tax expense of $
624

thousand was also recorded for certain income-based tax assessments as a result of a regular tax examination completed for the Company’s Korean subsidiary for multiple tax year
s
.
For the three and six months ended June 30, 2020, the Company recorded an income tax expense from continuing operations of $
678
thousand and $
1,981
thousand, respectively, primarily attributable to interest on intercompany loan balances. The income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective period, combined with its ability to utilize net operating loss carryforwards up to
60%
in 2020.

15. Geographic and Other Information
The following sets forth information relating to the single continuing operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Standard products business
Display Solutions	$46,601	$69,176	$105,496	$146,769
Power Solutions	56,667	39,779	110,678	72,922

Total standard products business	103,268	108,955	216,174	219,691
Transitional Fab 3 foundry services	10,608	9,873	20,721	19,610

Total revenues	$113,876	$118,828	$236,895	$239,301

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross Profit
Standard products business	$32,859	$32,138	$66,518	$61,268
Transitional Fab 3 foundry services	1,111	—	1,834	—

Total gross profit	$33,970	$32,138	$68,352	$61,268

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Korea	$30,868	$21,957	$57,302	$52,774
Asia Pacific (other than Korea)	69,352	84,210	153,092	161,752
United States	1,363	1,461	2,637	2,170
Europe	1,206	856	2,449	1,827
Others	479	471	694	1,168

Total	$103,268	$108,955	$216,174	$219,691

For the three months ended June 30, 2021 and 2020, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 60.6% and 82.8%, respectively, and net sales—standard products business in Vietnam represented 32.0% and 13.8%, respectively. For the six months ended June 30, 2021 and 2020, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 58.6% and 88.8%, respectively, and net sales—standard products business in Vietnam represented 35.0% and 7.7%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 80% and 88% for the three months ended June 30, 2021 and 2020, respectively, and 81% and 89%
for the six months ended June 30, 2021 and 2020, respectively.
For the three months ended June 30, 2021, the Company had two customers that represented 40.0% and 11.7% of its net sales – standard products business. For the six months ended June 30, 2021, the Company had two customers that represented 44.6% and 10.8% of its net sales – standard products business. For the three months ended June 30, 2020, the Company had one customer that represented 56.5% of its net sales – standard products business, and for the six months ended June 30, 2020, the Company had two customers that represented 54.7% and 10.7% of its net sales – standard products business.
As of June 30, 2021 and December 31, 2020, one customer accounted for 26.9% and 45.1% of accounts receivable, respectively.

16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation adjustments	$120	$2,069
Derivative adjustments	(1,045)	1,634

Total	$(925)	$3,703

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and 2020 are as follows (in thousands):

Three Months Ended June 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$11	$(1,002)	$(991)

Other comprehensive income before reclassifications	109	432	541
Amounts reclassified from accumulated other comprehensive income	—	(475)	(475)

Net current-period other comprehensive income (loss)	109	(43)	66

Ending balance	$120	$(1,045)	$(925)

Three Months Ended June 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$18,046	$(3,401)	$14,645

Other comprehensive income (loss) before reclassifications	(6,543)	2,204	(4,339)
Amounts reclassified from accumulated other comprehensive loss	—	193	193

Net current-period other comprehensive income (loss)	(6,543)	2,397	(4,146)

Ending balance	$11,503	$(1,004)	$10,499

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

Six Months Ended June 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(1,949)	(1,693)	(3,642)
Amounts reclassified from accumulated other comprehensive income	—	(986)	(986)

Net current-period other comprehensive loss	(1,949)	(2,679)	(4,628)

Ending balance	$120	$(1,045)	$(925)

Six Months Ended June 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income (loss) before reclassifications	15,708	(2,800)	12,908
Amounts reclassified from accumulated other comprehensive loss	—	251	251

Net current-period other comprehensive income (loss)	15,708	(2,549)	13,159

Ending balance	$11,503	$(1,004)	$10,499

17. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$(198)	$11,774	$(7,671)	$(19,304)
Income from discontinued operations, net of tax	—	17,397	—	24,726

Net income (loss)	$(198)	$29,171	$(7,671)	$5,422

Basic weighted average common stock outstanding	46,322,027	35,092,312	43,324,088	34,992,734
Basic earnings (loss) per common share
Continuing operations	$(0.00)	$0.34	$(0.18)	$(0.55)
Discontinued operations	—	0.50	—	0.71

Total	$(0.00)	$0.84	$(0.18)	$0.16

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(198)	$11,774	$(7,671)	$(19,304)
Add back: Interest expense on Exchangeable Notes	—	1,425	—	—

Income (loss) from continuing operations allocated to common stockholders	$(198)	$13,199	$(7,671)	$(19,304)
Income from discontinued operations, net of tax	—	17,397	—	24,726

Net income (loss) allocated to common stockholders	$(198)	$30,596	$(7,671)	$5,422

Basic weighted average common stock outstanding	46,322,027	35,092,312	43,324,088	34,992,734
Net effect of dilutive equity awards	—	1,237,770	—	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	10,144,155	—	—

Diluted weighted average common stock outstanding	46,322,027	46,474,237	43,324,088	34,992,734
Continuing operations	$(0.00)	$0.28	$(0.18)	$(0.55)
Discontinued operations	—	0.37	—	0.71

Total	$(0.00)	$0.65	$(0.18)	$0.16

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Options	1,470,421	699,167	1,470,421	2,075,494
Restricted Stock Units	1,012,197	—	1,012,197	1,238,639
For the six months ended June 30, 2021 and 2020, 2,875,982 shares and 10,144,155 shares, respectively, of potential common stock from the assumed conversion of Exchangeable Notes were also excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.

18. Other Charges
For the three months ended June 30, 2021, other charges
totaled $
5,020
thousand, of
which $
2,459
thousand related to professional fees and certain transaction related expenses incurred in connection with the Merger and $2,561 thousand related to certain non-recurring
professional fees and expenses in connection with regulatory requests.
For the six months ended June 30, 2021, other charges totaled
 $15,436
thousand, of which
 $12,290
thousand related to professional fees and certain transaction related expenses incurred in connection with the Merger and
$3,146
thousand related to certain
non-recurring
professional fees and expenses in connection with regulatory requests. For the six months ended June 30, 2020, other charges were
$554
thousand, which pertained to
non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.

19. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $1,150 thousand and $5,500 thousand as other current assets as of June 30, 2021 and December 31, 2020, respectively.
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
Merger-related Complaints
Since April 22, 2021, eleven complaints (each, a “Shareholder Complaint,” and together, the “Shareholder Complaints”) have been filed seeking to enjoin the Merger, or, if the Merger is consummated, rescind the Merger or recover damages, as well as an award of each plaintiff’s fees and litigation expenses. The Shareholder Complaints, each filed as an individual action by a purported stockholder of the Company, are captioned as
Schulthess v. Magnachip Semiconductor Corporation, et al.
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
, Case No.
1:21-cv-03860
(S.D.N.Y.),
Finger v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03927
(S.D.N.Y.),
Kent v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-00657
(D. Del.),
Kennedy v. Magnachip Semiconductor Corporation, et al.
, Case No.
2:21-cv-02110
(E.D. Pa.),
Monroy v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-04921
(S.D.N.Y.) (the “Monroy Complaint”), and
Jones v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-04966
(S.D.N.Y.). Each Shareholder Complaint alleges either that the preliminary proxy statement filed by the Company with the Securities and Exchange Commission (“SEC”) on April 19, 2021 or the definitive proxy statement filed by the Company with the SEC on May 7, 2021, is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule
14a-9
against the Company and certain current or former members of the Company’s board of directors (the “Board”). The Schulthess Complaint, Castelli Complaint and Monroy Complaint also allege breaches of fiduciary duties by certain current or former members of the Board. The Schulthess Complaint further alleges that the Company aided and abetted purported breaches of fiduciary duties by certain current or former members of the Board.

Merger-related Events
CFIUS
On May 26, 2021, outside legal counsel of each of the Company and Parent received an
e-mail
from the U.S. Department of Treasury on behalf of the Staff Chairperson of the CFIUS. In the
e-mail,
the CFIUS Staff Chairperson, acting on the recommendation of CFIUS, requested that the parties file a notice concerning the Merger and thereby undergo formal CFIUS review of the Merger. Under the terms of the Merger Agreement, the parties’ receipt of the request from CFIUS to file a notice concerning the Merger results in the closing of the Merger now being conditioned on the receipt of CFIUS approval without the imposition of a “Burdensome Condition” (as defined in the Merger Agreement), other than a Burdensome Condition to which Parent had previously agreed. The Company and Parent filed such notice with CFIUS on June 11, 2021.
On June 15, 2021, outside legal counsel of each of the Company and Parent received a letter attaching an “Order Establishing Interim Mitigation Measures” (the “Interim Order”) from the U.S. Department of Treasury on behalf of CFIUS. The Interim Order imposes the following interim measures, effective as of June 15, 2021, on the Company and Parent: (i) neither of the Company or Parent shall take any action, directly or indirectly, to close, consummate, complete, or effectuate the purpose of the Merger, including: (a) the transfer, lease, license, or sale of any asset or subsidiary of the Company to Parent or any affiliate thereof, (b) the merger of Parent or any affiliate thereof with or into the Company or any affiliate thereof, or (c) the acquisition of any equity or other ownership interest in the Company or any affiliate thereof by Parent or any subsidiary thereof; (ii) Parent shall not take, and shall ensure that none of its subsidiaries take, any security interest in the Company or any affiliate thereof; and (iii) the Company shall not take any action to: (a) change its state of incorporation from Delaware to any other jurisdiction or (b) delist from, or modify the existing listing of the Company on, the New York Stock Exchange. The Interim Order is to remain in effect until (1) CFIUS concludes action under Section 721 of the Defense Production Act of 1950, as amended (the “DPA”) with respect to the Merger, (2) the President takes action or declines to take action under Section 721 of the DPA with respect to the Merger or (3) CFIUS or the President revokes or terminates the Interim Order.
On June 17, 2021, in light of the Interim Order, the Company announced the postponement of its special meeting of stockholders, which was scheduled to be held at 8:00 p.m. Eastern time on June 17, 2021, pending further developments with respect to the Interim Order.
On July 26, 2021, outside legal counsel of each of the Company and Parent received a letter from the Acting CFIUS Staff Chairperson notifying the parties that CFIUS will undertake an investigation of the Merger pursuant to Section 721(b)(2) of the DPA, which will be completed no later than September 13, 2021.
MOTIE
On June 16, 2021, the Company’s Korean subsidiary received a letter from the MOTIE requesting it to either apply for an approval or file a report, as may be applicable, under Article 11-2 of
the Act on Prevention of Divulgence and Protection of Industrial Technology (the “ITA”) concerning the Merger.
Under the terms of the Merger Agreement, the Company’s Korean subsidiary’s receipt of the request from MOTIE to apply for approval or file a report pursuant to the ITA concerning the Merger may be deemed to have resulted in the closing of the Merger now being conditioned on the receipt of MOTIE’s authorization without the imposition of a “Burdensome Condition” (as defined in the Merger Agreement), other than a Burdensome Condition to which Parent had previously agreed. The Company’s Korean subsidiary filed such report with MOTIE on July 20, 2021.
SAMR
On June 30, 2021, based on an application filed by the Company and Parent on May 7, 2021, the State Administration for Market Regulation (“SAMR”) announced that the Merger was cleared pursuant to the Anti-monopoly Law (China) on June 21, 2021. Under the terms of the Merger Agreement, the parties’ receipt of the clearance from SAMR satisfies one of the conditions to the closing of the Merger.

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
Our Display Solutions products provides flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automobiles, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD) and organic light emitting diodes (OLED). Our Display Solutions products support some of the industry’s most advanced display technologies, such as OLEDs, low temperature polysilicons thin film transistors (LTPS TFTs) and amorphous silicon thin film transistors
(a-Si
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
converters,
DC-DC
converters, LED drivers, switching regulators, linear regulators, interface ICs and power management ICs (PMICs) for a range of devices, including televisions, smartphones, desktop PCs, notebooks, tablets, servers, telecommunication power, home appliances, industrial applications such as uninterruptible power supplies (UPSs), LED lighting, personal mobility, motor drives and battery management systems (BMS).
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
Demand for our products and services is driven by overall demand for communications, IoT, consumer and industrial products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we are diversifying our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.

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
Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external
12-inch
foundry starting in the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external
12-inch
foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly under the current global shortage of foundry services. Although we are working strategically with external foundries to secure long-term wafer capacity, if we are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.
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

Recent Developments
The Merger
On March 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, among other things, and subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing its corporate existence as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent.
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
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger.
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
We experienced some minor disruption in our Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, our external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. We are, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on future results of operations due to numerous uncertainties, including the severity and the duration of the outbreak, the efficacy of ongoing global vaccination efforts, potential future recurrences of the outbreak, the spread of disease variants that may be resistant to the existing vaccines, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers, and other factors.
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
Global Semiconductor Chip Shortage
Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacity. As a result, we may experience increased costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. Specifically, if we are unable to secure manufacturing capacity from the external foundries we rely on, our ability to deliver products to our customers may be negatively impacted. Also, this shortage of manufacturing capacity may lead to an increase in our manufacturing costs which we may not be fully able to pass on to our customers.

In an effort to minimize the potential adverse impact of the supply shortage, we are working strategically with external foundries to secure long-term wafer capacity. If we are unsuccessful, however, such shortage could limit our ability to meet demand for our products in the future, which would adversely affect our reputation and competitive position, resulting in a negative impact on results of operations.
We are not able to foresee when the current shortage of manufacturing capacity will subside. A prolonged global supply shortage could negatively impact our financial condition, potentially resulting in a need for additional capital to fund strategic initiatives or operating activities.

Explanation and Reconciliation of
Non-U.S. GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) other charges. EBITDA for the periods indicated is defined as loss from continuing operations before interest expense (income), net, income tax expense, and depreciation and amortization.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In millions)
Income (loss) from continuing operations	$(0.2)	$(7.7)	$11.8	$(19.3)
Interest expense (income), net	(0.5)	(0.1)	4.7	9.7
Income tax expenses	2.6	2.9	0.7	2.0
Depreciation and amortization	3.5	7.0	2.5	5.1

EBITDA	$5.5	$2.1	$19.7	$(2.5)
Adjustments:
Equity-based compensation expense(a)	2.4	4.1	1.5	2.3
Foreign currency loss (gain), net(b)	(0.2)	4.4	(8.5)	22.5
Derivative valuation loss (gain), net(c)	0.1	0.1	(0.1)	(0.2)
Other charges(d)	5.0	15.4	—	0.6

Adjusted EBITDA	$12.7	$26.2	$12.7	$22.6

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

(d)
For the three and six months ended June 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests. For the six months ended June 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In millions)
Operating income (loss)	$1.6	$(0.5)	$8.6	$14.6
Adjustments:
Equity-based compensation expense(a)	2.4	4.1	1.5	2.3
Others charges(b)	5.0	15.4	—	0.6

Adjusted Operating Income	$9.1	$19.0	$10.1	$17.4

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the three and six months ended June 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests. For the six months ended June 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as income (loss) from continuing operations, adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) other charges and (v) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In millions)
Income (loss) from continuing operations	$(0.2)	$(7.7)	$11.8	$(19.3)
Adjustments:
Equity-based compensation expense(a)	2.4	4.1	1.5	2.3
Foreign currency loss (gain), net(b)	(0.2)	4.4	(8.5)	22.5
Derivative valuation loss (gain), net(c)	0.1	0.1	(0.1)	(0.2)
Other charges(d)	5.0	15.4	—	0.6
Income tax effect on non-GAAP adjustments(e)	—	—	—	—

Adjusted Net Income	$7.0	$16.4	$4.8	$5.8

Reported earnings (loss) per share – basic	$(0.00)	$(0.18)	$0.34	$(0.55)
Reported earnings (loss) per share – diluted	$(0.00)	$(0.18)	$0.28	$(0.55)
Weighted average number of shares – basic	46,322,027	43,324,088	35,092,312	34,992,734
Weighted average number of shares – diluted	46,322,027	43,324,088	46,474,237	34,992,734
Adjusted earnings per share – basic	$0.15	$0.38	$0.14	$0.17
Adjusted earnings per share – diluted	$0.15	$0.36	$0.13	$0.16
Weighted average number of shares – basic	46,322,027	43,324,088	35,092,312	34,992,734
Weighted average number of shares – diluted	47,846,217	47,685,875	36,330,083	36,248,039

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

(d)
For the three and six months ended June 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests. For the six months ended June 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(e)
For the three and six months ended June 30, 2021 and 2020, there was no tax impact from the adjustments to net income to calculate our Adjusted Net Income due to net operating loss carry-forwards available at our parent entity in the U.S., based on the nature and origination of the adjustments, to offset related taxable income.

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

Factors Affecting Our Results of Operations
Net
Sales.
We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of OLED products to external
12-inch
foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2021 and 2020, we sold products to 165 and 158 customers, respectively, and our net sales to our ten largest customers represented 81% and 89% of our net sales—standard products business, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2021, approximately 98% of our employees were eligible for severance benefits.
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

Research
and
Development.
The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring
engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses of our display business are material and design-related costs for OLED display driver IC product development involving
28-nanometer
or finer processes. The majority of research and development expenses of our power business are certain equipment, material and design-related costs for power discrete products and material and design-related costs for power IC products. Power IC uses standard BCD process technologies which can be sourced from multiple foundries, including Fab 4.
Interest Expense.
Our interest expense was incurred primarily under our 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”) and the Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not and will not incur interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2021, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $387.5 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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

Discontinued Operations.
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4 to the Buyer. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. On September 1, 2020, we completed the sale for a purchase price of approximately $350.6 million in cash.
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

Results of Operations – Comparison of Three Months Ended June 30, 2021 and 2020
The following table sets forth consolidated results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$103.3	90.7%	$109.0	91.7%	$(5.7)
Net sales – transitional Fab 3 foundry services	10.6	9.3	9.9	8.3	0.7

Total revenues	113.9	100.0	118.8	100.0	(5.0)
Cost of sales
Cost of sales – standard products business	70.4	61.8	76.8	64.6	(6.4)
Cost of sales – transitional Fab 3 foundry services	9.5	8.3	9.9	8.3	(0.4)

Total cost of sales	79.9	70.2	86.7	73.0	(6.8)

Gross profit	34.0	29.8	32.1	27.0	1.8
Selling, general and administrative expenses	14.0	12.3	12.4	10.4	1.6
Research and development expenses	13.3	11.7	11.1	9.3	2.2
Other charges	5.0	4.4	—	—	5.0

Operating income	1.6	1.4	8.6	7.3	(7.0)
Interest expense	(0.1)	(0.1)	(5.4)	(4.6)	5.3
Foreign currency gain, net	0.3	0.2	8.5	7.1	(8.2)
Others, net	0.6	0.5	0.8	0.7	(0.2)

	0.8	0.7	3.8	3.2	(3.1)

Income from continuing operations before income tax expense	2.4	2.1	12.5	10.5	(10.0)
Income tax expense	2.6	2.3	0.7	0.6	1.9

Income (loss) from continuing operations	(0.2)	(0.2)	11.8	9.9	(12.0)
Income from discontinued operations, net of tax	—	—	17.4	14.6	(17.4)

Net income (loss)	$(0.2)	(0.2)	$29.2	24.5	$(29.4)

The following sets forth information relating to our continuing operations:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$46.6	40.9%	$69.2	58.2%	$(22.6)
Power Solutions	56.7	49.8	39.8	33.5	16.9

Total standard products business	103.3	90.7	109.0	91.7	(5.7)
Net sales – transitional Fab 3 foundry services	10.6	9.3	9.9	8.3	0.7

Total revenues	$113.9	100.0%	$118.8	100.0%	$(5.0)

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$32.9	31.8%	$32.1	29.5%	$0.7
Gross profit – transitional Fab 3 foundry services	1.1	10.5	—	—	1.1

Total gross profit	$34.0	29.8%	$32.1	27.0%	$1.8

Revenues
Total revenues were $113.9 million for the three months ended June 30, 2021, a $5.0 million, or 4.2%, decrease compared to $118.8 million for the three months ended June 30, 2020. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $103.3 million for the three months ended June 30, 2021, a $5.7 million, or 5.2%, decrease compared to $109.0 million for the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries. This decrease was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
whereas the revenue for power products in the second quarter of 2020 was impacted by
COVID-19-related
supply chain issues and market softness in China.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $10.6 million and $9.9 million for the three months ended June 30, 2021 and 2020, respectively.
Gross Profit
Total gross profit was $34.0 million for the three months ended June 30, 2021 compared to $32.1 million for the three months ended June 30, 2020, a $1.8 million, or 5.7%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2021 increased to 29.8% compared to 27.0% for the three months ended June 30, 2020.
The standard products business.
 Gross profit from our standard products business was $32.9 million for the three months ended June 30, 2021, which represented a $0.7 million, or 2.2%, increase from gross profit of $32.1 million for the three months ended June 30, 2020. Gross profit as a percentage of net sales for the three months ended June 30, 2021 increased to 31.8% compared to 29.5% for the three months ended June 30, 2020. The increase in both gross profit and gross profit margin was primarily attributable to an improved product mix and a higher utilization rate of our internal fabrication facility in Gumi.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business	Change Amount
	(In millions)
Korea	$30.9	29.9%	$22.0	20.2%	$8.9
Asia Pacific (other than Korea)	69.4	67.2	84.2	77.3	(14.9)
United States	1.4	1.3	1.5	1.3	(0.1)
Europe	1.2	1.2	0.9	0.8	0.4
Others	0.5	0.5	0.5	0.4	0.0

	$103.3	100.0%	$109.0	100.0%	$(5.7)

Net sales – standard products business in Korea for the three months ended June 30, 2021 increased from $22.0 million to $30.9 million compared to the three months ended June 30, 2020, or by $8.9 million, or 40.6%, primarily due to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TV and smartphone applications. This increase was offset in part by a decrease in revenue related to our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended June 30, 2021 decreased to $69.4 million from $84.2 million in the three months ended June 30, 2020, or by $14.9 million, or 17.6%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $14.0 million, or 12.3% of total revenues, for the three months ended June 30, 2021, compared to $12.4 million, or 10.4% of total revenues, for the three months ended June 30, 2020. The increase of $1.6 million, or 12.8%, was primarily attributable to certain non-income-based
tax assessments of $0.6 million as a result of a regular tax examination completed for our primary operating entity in Korea for multiple tax years, and the grant timing of equity-based compensation. This increase was offset in part by a decrease in professional fees mainly comprised of legal and consulting fees.
Research
and
Development
Expenses.
 Research and development expenses were $13.3 million, or 11.7% of total revenues, for the three months ended June 30, 2021, compared to $11.1 million, or 9.3% of total revenues, for the three months ended June 30, 2020. The increase of $2.2 million, or 19.9%, was primarily attributable to an increase in outside service fees and various overhead expenses.
Other Charges.
Other charges were $5.0 million for the three months ended June 30, 2021, which consisted of non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests.
Operating Income
As a result of the foregoing, operating income was $1.6 million for the three months ended June 30, 2021 compared to operating income of $8.6 million the three months ended June 30, 2020. As discussed above, the decrease in operating income of $7.0 million resulted primarily from a $5.0 million increase in other charges, $2.2 million increase in research and development expenses, and a $1.6 million increase in selling, general and administrative expenses. This increase was offset in part by a $1.8 million increase in gross profit.

Other Income (Expense)
Interest
Expense.
 Interest expenses was $0.1 million and $5.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Interest expenses was incurred primarily under our 2021 Notes and Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not incurred interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Foreign
Currency
Gain,
Net.
 Net foreign currency gain for the three months ended June 30, 2021 was $0.3 million compared to net foreign currency gain of $8.5 million for the three months ended June 30, 2020. The net foreign currency gain for the three months ended June 30, 2021 and June 30, 2020 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2021 and June 30, 2020, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $387 million and $691 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended June 30, 2021 and June 30, 2020 was $0.6 million and $0.8 million, respectively.
Income Tax Expense
Income tax expense was $2.6 million for the three months ended June 30, 2021, which was primarily attributable to interest on intercompany loan balances and certain income-based tax assessments of $0.6 million as a result of a regular tax examination completed for our Korean subsidiary for multiple tax years. Income tax expense was $0.7 million for the three months ended June 30, 2020, which was primarily attributable to interest on intercompany loan balances and the estimated taxable income for our Korean subsidiary, combined with its ability to utilize net operating loss carryforwards up to 60%.
Income (Loss) from Continuing Operations
As a result of the foregoing, income from continuing operations decreased by $12.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. As discussed above, the decrease in income from continuing operations primarily resulted from an $8.2 million decrease in net foreign currency gain and a $7.0 million decrease in operating income, which were offset in part by a $5.3 million decrease in interest expense.
Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented. Income from discontinued operations, net of tax was $17.4 million for the three months ended June 30, 2020. On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 for a purchase price equal to approximately $350.6 million in cash. We have not incurred a gain or loss from discontinued operations in 2021 as the sale of the Foundry Service Group business and Fab 4 was completed in 2020.
Net Income (Loss)
As a result of the foregoing, a net loss of $0.2 million was recorded for the three months ended June 30, 2021 compared to a net income of $29.2 million for the three months ended June 30, 2020. As discussed above, the decrease in net income of $29.4 million primarily resulted from a $17.4 million decrease in income from discontinued operations, net of tax and a $12.0 million decrease in income from continuing operations.

Results of Operations – Comparison of Six Months Ended June 30, 2021 and 2020
The following table sets forth consolidated results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$216.2	91.3%	$219.7	91.8%	$(3.5)
Net sales – transitional Fab 3 foundry services	20.7	8.7	19.6	8.2	1.1

Total revenues	236.9	100.0	239.3	100.0	(2.4)
Cost of sales
Cost of sales – standard products business	149.7	63.2	158.4	66.2	(8.8)
Cost of sales – transitional Fab 3 foundry services	18.9	8.0	19.6	8.2	(0.7)

Total cost of sales	168.5	71.1	178.0	74.4	(9.5)

Gross profit	68.4	28.9	61.3	25.6	7.1
Selling, general and administrative expenses	26.6	11.2	24.5	10.2	2.1
Research and development expenses	26.7	11.3	21.6	9.0	5.1
Other charges	15.4	6.5	0.6	0.2	14.9

Operating income (loss)	(0.5)	(0.2)	14.6	6.1	(15.1)
Interest expense	(1.1)	(0.5)	(11.0)	(4.6)	9.9
Foreign currency loss, net	(4.4)	(1.9)	(22.5)	(9.4)	18.1
Others, net	1.2	0.5	1.6	0.7	(0.4)

	(4.3)	(1.8)	(31.9)	(13.3)	27.6

Loss from continuing operations before income tax expense	(4.8)	(2.0)	(17.3)	(7.2)	12.5
Income tax expense	2.9	1.2	2.0	0.8	0.9

Loss from continuing operations	(7.7)	(3.2)	(19.3)	(8.1)	11.6
Income from discontinued operations, net of tax	—	—	24.7	10.3	(24.7)

Net income (loss)	$(7.7)	(3.2)	$5.4	2.3	$(13.1)

The following sets forth information relating to our continuing operations:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$105.5	44.5%	$146.8	61.3%	$(41.3)
Power Solutions	110.7	46.7	72.9	30.5	37.8

Total standard products business	216.2	91.3	219.7	91.8	(3.5)
Net sales – transitional Fab 3 foundry services	20.7	8.7	19.6	8.2	1.1

Total revenues	$236.9	100.0%	$239.3	100.0%	$(2.4)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$66.5	30.8%	$61.3	27.9%	$5.3
Gross profit – transitional Fab 3 foundry services	1.8	8.9	—	—	1.8

Total gross profit	$68.4	28.9%	$61.3	25.6%	$7.1

Revenues
Total revenues were $236.9 million for the six months ended June 30, 2021, a $2.4 million, or 1.0%, decrease compared to $239.3 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $216.2 million for the six months ended June 30, 2021, a $3.5 million, or 1.6%, decrease compared to $219.7 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, and a strategic reduction of our lower margin
non-auto
LCD business. This decrease was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
whereas the revenue for power products in the first half of 2020 was impacted by
COVID-19-related
supply chain issues and market softness in China.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $20.7 million and $19.6 million for the six months ended June 30, 2021 and 2020, respectively.
Gross Profit
Total gross profit was $68.4 million for the six months ended June 30, 2021 compared to $61.3 million for the six months ended June 30, 2020, a $7.1 million, or 11.6%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2021 increased to 28.9% compared to 25.6% for the six months ended June 30, 2020. The increase in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $66.5 million for the six months ended June 30, 2021, which represented a $5.3 million, or 8.6%, increase from gross profit of $61.3 million for the six months ended June 30, 2020. Gross profit as a percentage of net sales for the six months ended June 30, 2021 increased to 30.8% compared to 27.9% for the six months ended June 30, 2020. The increase in both gross profit and gross profit margin was primarily attributable to an improved product mix and a higher utilization rate of our internal fabrication facility in Gumi.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business	Change Amount
	(In millions)
Korea	$57.3	26.5%	$52.8	24.0%	$4.5
Asia Pacific (other than Korea)	153.1	70.8	161.8	73.6	(8.7)
United States	2.6	1.2	2.2	1.0	0.5
Europe	2.4	1.1	1.8	0.8	0.6
Others	0.7	0.3	1.2	0.5	(0.5)

	$216.2	100.0%	$219.7	100.0%	$(3.5)

Net sales – standard products business in Korea for the six months ended June 30, 2021 increased from $52.8 million to $57.3 million compared to the six months ended June 30, 2020, or by $4.5 million, or 8.6%, primarily due to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TV and smartphone applications. This increase was offset in part by a decrease in revenue related to our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, and a strategic reduction of our lower margin
non-auto
LCD business.
Net sales – standard products business in Asia Pacific (other than Korea) for the six months ended June 30, 2021 decreased to $153.1 million from $161.8 million in the six months ended June 30, 2020, or by $8.7 million, or 5.4%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $26.6 million, or 11.2% of total revenues, for the six months ended June 30, 2021, compared to $24.5 million, or 10.2% of total revenues, for the six months ended June 30, 2020. The increase of $2.1 million, or 8.7%, was primarily attributable to certain non-income-based
tax assessments of $0.6 million as a result of a regular tax examination completed for our primary operating entity in Korea for multiple tax years, and the grant timing of equity-based compensation. This increase was offset in part by a decrease in professional fees mainly comprised of legal and consulting fees.
Research
and
Development
Expenses.
 Research and development expenses were $26.7 million, or 11.3% of total revenues, for the six months ended June 30, 2021, compared to $21.6 million, or 9.0% of total revenues, for the six months ended June 30, 2020. The increase of $5.1 million, or 23.7%, was primarily attributable to an increase in outside service fees and variable overhead expenses, and an increase in material costs for new product development.
Other Charges.
Other charges were $15.4 million for the six months ended June 30, 2021, which were consisted of non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests. Other charges were $0.6 million for the six months ended June 30, 2021, which pertained to non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income (Loss)
As a result of the foregoing, operating loss was $0.5 million for the six months ended June 30, 2021 compared to operating income of $14.6 million the six months ended June 30, 2020. As discussed above, the decrease in operating income of $15.1 million resulted primarily from a $14.9 million increase in other charges, a $5.1 million increase in research and development expenses, and a $2.1 million increase in selling, general and administrative expenses. This increase was offset in part by a $7.1 million increase in gross profit.

Other Income (Expense)
Interest
Expense.
 Interest expenses was $1.1 million and $11.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Interest expenses was incurred primarily under our 2021 Notes and Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not incurred interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the six months ended June 30, 2021 was $4.4 million compared to net foreign currency loss of $22.5 million for the six months ended June 30, 2020. The net foreign currency loss for the six months ended June 30, 2021 and June 30, 2020 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2021 and June 30, 2020, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $387 million and $691 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the six months ended June 30, 2021 and June 30, 2020 was $1.2 million and $1.6 million, respectively.
Income Tax Expense
Income tax expense was $2.9 million for the six months ended June 30, 2021, which was primarily attributable to interest on intercompany loan balances and certain income-based tax assessments of $0.6 million as a result of a regular tax examination completed during the second quarter of 2021 for our Korean subsidiary for multiple tax years. Income tax expense was $2.0 million for the six months ended June 30, 2020, which was primarily attributable to interest on intercompany loan balances and the estimated taxable income for our Korean subsidiary, combined with its ability to utilize net operating loss carryforwards up to 60%.
Loss from Continuing Operations
Loss from continuing operations for the six months ended June 30, 2021 was $7.7 million compared to loss from continuing operations of $19.3 million for the six months ended June 30, 2020. The $11.6 million improvement in results from continuing operations was primarily attributable to an $18.1 million improvement in net foreign currency loss and a $9.9 million decrease in interest expense, which were offset in part by a $15.1 million decrease in operating income.
Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented. Income from discontinued operations, net of tax was $24.7 million for the six months ended June 30, 2020. On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 for a purchase price equal to approximately $350.6 million in cash. We have not incurred a gain or loss from discontinued operations in 2021 as the sale of the Foundry Service Group business and Fab 4 was completed in 2020.
Net Income (Loss)
As a result of the foregoing, a net loss of $7.7 million was recorded for the six months ended June 30, 2021 compared to a net income of $5.4 million for the six months ended June 30, 2020. As discussed above, the decrease in net income of $13.1 million primarily resulted from a $24.7 million decrease in income from discontinued operations, net of tax, which was offset by an $11.6 million improvement in loss from continuing operations.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated from time to time by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2021, we do not have any accounts payable on extended terms or payment deferment with our vendors.
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
Working Capital
Our working capital balance as of June 30, 2021 was $312.9 million compared to $236.0 million as of December 31, 2020. The $76.9 million increase was primarily attributable to the exchange of our Exchangeable Notes for common stock prior to their maturity date of March 1, 2021.
Cash Flows
The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations for the six months ended June 30, 2020, but the material items in the operating and investing activities of cash flows relating to discontinued operations in the referred period are disclosed in “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Discontinued Operations” included elsewhere in this Report.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $10.4 million for the six months ended June 30, 2021, compared to $57.1 million of cash inflow provided by operating activities for the six months ended June 30, 2020. The net operating cash inflow for the six months ended June 30, 2021 reflects our net loss of $7.7 million, as adjusted favorably by $35.1 million, which mainly consisted of depreciation and amortization, provision for severance benefits, restructuring and other charges, stock-based compensation and net foreign currency loss, and net unfavorable impact of $17.0 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $9.6 million for the six months ended June 30, 2021, compared to $11.8 million of cash outflow used in investing activities for the six months ended June 30, 2020. The $2.3 million decrease was primarily attributable to a $4.0 million decrease in purchase of property, plant and equipment and a $2.4 million net decrease in hedge collateral, which were offset in part by a $4.1 million net increase in guarantee deposits.

Cash Flows from Financing Activities
Cash inflow provided by financing activities totaled $0.6 million for the six months ended June 30, 2021, compared to $0.7 million of cash outflow used in financing activities for the six months ended June 30, 2020. The financing cash inflow for the six months ended June 30, 2021 was primarily attributable to $2.5 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.7 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the six months ended June 30, 2020 was primarily attributable to a payment of $1.0 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units, which was offset in part by a $0.7 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.
Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the six months ended June 30, 2021, capital expenditures for property, plant and equipment were $4.9 million, a $4.0 million, or 45.0%, decrease from $8.8 million, including a $4.4 million capital expenditures for discontinued operations, for the six months ended June 30, 2020. The capital expenditures for the six months ended June 30, 2021 and 2020 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In millions)
Operating leases(1)	$4.8	$1.4	$1.6	$0.8	$0.6	$0.4	$—
Finance leases(1)	0.2	0.0	0.1	0.1	—	—	—
Water Treatment Services(1)(2)	27.2	2.1	4.1	4.0	3.9	3.8	9.3
Others(3)	9.1	1.9	4.1	3.0	0.1	0.1	—

(1)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,130:1, the exchange rate as of June 30, 2021.
(2)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(3)	Includes license agreements and other contractual obligations.
We lease land, office space and equipment under various operating lease agreements that expire through 2025.
We are a party to an arrangement for the water treatment facility in Gumi, Korea, which includes a
10-year
service agreement beginning July 1, 2018.
Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of June 30, 2021, our accrued severance benefits, net, totaled $39.5 million and cumulative contributions to these severance insurance deposit accounts amounted to $13.3 million.
We follow U.S. GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of June 30, 2021. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2021 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.2 million in our U.S. dollar financial instruments and cash balances.
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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings, see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 19. Commitments and Contingencies” in this Report and “Part I: Item 3. Legal Proceedings” of our 2020
Form 10-K.
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
On March 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, among other things, and subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing its corporate existence as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including (i) the receipt of certain required or requested governmental approvals or authorizations (including from CFIUS and MOTIE), (ii) the absence of any order or law issued, enacted or deemed applicable by certain governmental authorities specified in the Merger Agreement that makes consummation of the Merger illegal and that remains in effect, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (iv) other customary closing conditions, including the accuracy of each party’s representations and warranties, and each party’s compliance with its obligations under the Merger Agreement (subject in the case of this clause (iv) to certain materiality qualifiers). There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous other risks related to the Merger as well, including the following:

•
the possibility that any or all of the conditions precedent to the consummation of the proposed Merger, including the receipt of stockholder and regulatory approvals or authorizations, may not be satisfied or waived;

•	unanticipated difficulties or expenditures relating to the proposed Merger;

•	the failure to consummate the proposed Merger may result in negative publicity and a negative impression of us in the investment community;

•
required or requested regulatory approvals or authorizations from governmental entities may delay the proposed Merger or result in the imposition of conditions that could cause Parent to abandon the Merger;

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
See “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—19. Commitments and Contingencies” in this Report for a description of the Merger-related lawsuits.
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

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Letter Agreement, dated as of June 11, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 14, 2021).

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS #	Inline XBRL Instance Document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 6, 2021	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Young Soo Woo
Young Soo Woo
Chief Financial Officer (Principal Financial Officer)