Form 10-Q
period 2021-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2021-11-05
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange
Act).  ☐
Yes    ☒  No
As of October 29, 2021,
the registrant had 46,464,889 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54
PART II OTHER INFORMATION		55
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 6.	Exhibits	57
SIGNATURES		58

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$276,301	$279,940
Accounts receivable, net	52,523	64,390
Inventories, net	38,773	39,039
Other receivables	8,971	4,338
Prepaid expenses	9,666	7,332
Hedge collateral (Note 9)	3,720	5,250
Other current assets (Notes 10 and 19)	1,919	9,321

Total current assets	391,873	409,610
Property, plant and equipment, net	103,352	96,383
Operating lease right-of-use assets	3,727	4,632
Intangible assets, net	2,405	2,727
Long-term prepaid expenses	9,451	4,058
Deferred income taxes	41,255	44,541
Other non-current assets	10,626	9,739

Total assets	$562,689	$571,690

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,386	$52,164
Other accounts payable	18,671	2,531
Accrued expenses (Note 8)	13,168	16,241
Accrued income taxes	1,955	12,398
Operating lease liabilities	1,757	2,210
Current portion of long-term borrowings, net	—	83,479
Other current liabilities (Note 10)	7,800	4,595

Total current liabilities	76,737	173,618
Accrued severance benefits, net	37,741	40,462
Non-current operating lease liabilities	1,970	2,422
Other non-current liabilities (Note 10)	12,944	9,588

Total liabilities	129,392	226,090

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 55,676,851 shares issued and 46,464,889 outstanding at September 30, 2021 and 44,943,854 shares issued and 35,783,347 outstanding at December 31, 2020	557	450
Additional paid-in capital	256,619	163,010
Retained earnings	289,931	286,834
Treasury stock, 9,211,962 shares at September 30, 2021 and 9,160,507 shares at December 31, 2020, respectively	(109,407)	(108,397)
Accumulated other comprehensive income (loss)	(4,403)	3,703

Total stockholders’ equity	433,297	345,600

Total liabilities and stockholders’ equity	$562,689	$571,690

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$117,415	$116,262	$333,589	$335,953
Net sales – transitional Fab 3 foundry services	9,585	8,551	30,306	28,161

Total revenues	127,000	124,813	363,895	364,114
Cost of sales:
Cost of sales – standard products business	71,641	87,494	221,297	245,917
Cost of sales – transitional Fab 3 foundry services	8,772	8,731	27,659	28,341

Total cost of sales	80,413	96,225	248,956	274,258

Gross profit	46,587	28,588	114,939	89,856
Operating expenses:
Selling, general and administrative expenses	12,550	12,888	39,185	37,398
Research and development expenses	12,270	12,477	39,015	34,094
Other charges	1,766	—	17,202	554

Total operating expenses	26,586	25,365	95,402	72,046

Operating income	20,001	3,223	19,537	17,810
Interest expense	(113)	(5,485)	(1,239)	(16,522)
Foreign currency gain (loss), net	(7,579)	8,864	(12,000)	(13,638)
Other income, net	1,608	714	2,839	2,343

Income (loss) from continuing operations before income tax expense	13,917	7,316	9,137	(10,007)
Income tax expense (benefit)	3,149	(1,145)	6,040	836

Income (loss) from continuing operations	10,768	8,461	3,097	(10,843)
Income from discontinued operations, net of tax	—	264,501	—	289,227

Net income	$10,768	$272,962	$3,097	$278,384

Basic earnings (loss) per common share—
Continuing operations	$0.23	$0.24	$0.07	$(0.31)
Discontinued operations	—	7.50	—	8.24

Total	$0.23	$7.74	$0.07	$7.93

Diluted earnings (loss) per common share—
Continuing operations	$0.23	$0.21	$0.07	$(0.31)
Discontinued operations	—	5.68	—	8.24

Total	$0.23	$5.89	$0.07	$7.93

Weighted average number of shares—
Basic	46,449,234	35,280,864	44,377,250	35,089,479
Diluted	47,808,457	46,581,788	45,811,792	35,089,479
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands of U.S. dollars)

Net income	$10,768	$272,962	$3,097	$278,384

Other comprehensive income (loss)
Foreign currency translation adjustments	(860)	(6,517)	(2,809)	9,191
Derivative adjustments
Fair valuation of derivatives	(3,271)	1,390	(4,964)	(1,410)
Reclassification adjustment for loss (gain) on derivatives included in net income	653	41	(333)	292

Total other comprehensive income (loss)	(3,478)	(5,086)	(8,106)	8,073

Total comprehensive income (loss)	$7,290	$267,876	$(5,009)	$286,457

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands of U.S. dollars, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Three Months Ended September 30, 2021:

Balance at June 30, 2021	46,350,945	$556	$253,244	$279,163	$(109,407)	$(925)	$422,631
Stock-based compensation	—	—	2,005	—	—	—	2,005
Exercise of stock options	112,944	1	1,370	—	—	—	1,371
Settlement of restricted stock units	1,000	0	(0)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(3,478)	(3,478)
Net income	—	—	—	10,768	—	—	10,768

Balance at September 30, 2021	46,464,889	$557	$256,619	$289,931	$(109,407)	$(4,403)	$433,297

Three Months Ended September 30, 2020:
Balance at June 30, 2020	35,143,033	$443	$155,591	$(52,709)	$(107,649)	$10,499	$6,175
Stock-based compensation	—	—	2,226	—	—	—	2,226
Exercise of stock options	287,292	3	2,024	—	—	—	2,027
Settlement of restricted stock units	59,395	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(5,086)	(5,086)
Net income	—	—	—	272,962	—	—	272,962

Balance at September 30, 2020	35,489,720	$447	$159,840	$220,253	$(107,649)	$5,413	$278,304

(In thousands of U.S. dollars, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Nine Months Ended September 30, 2021:

Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600
Stock-based compensation	—	—	6,056	—	—	—	6,056
Exchange of exchangeable senior note	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	289,704	3	3,917	—	—	—	3,920
Settlement of restricted stock units	299,162	3	(3)	—	—	—	—
Acquisition of treasury stock	(51,455)	—	—	—	(1,010)	—	(1,010)
Other comprehensive loss, net	—	—	—	—	—	(8,106)	(8,106)
Net income	—	—	—	3,097	—	—	3,097

Balance at September 30, 2021	46,464,889	$557	$256,619	$289,931	$(109,407)	$(4,403)	$433,297

Nine Months Ended September 30, 2020:
Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)
Stock-based compensation	—	—	4,754	—	—	—	4,754
Exercise of stock options	375,643	4	2,686	—	—	—	2,690
Settlement of restricted stock units	367,759	4	(4)	—	—	—	—
Acquisition of treasury stock	(53,994)	—	—	—	(616)	—	(616)
Other comprehensive income, net	—	—	—	—	—	8,073	8,073
Net income	—	—	—	278,384	—	—	278,384

Balance at September 30, 2020	35,489,720	$447	$159,840	$220,253	$(107,649)	$5,413	$278,304

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income	$3,097	$278,384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,576	13,333
Provision for severance benefits	5,514	14,150
Amortization of debt issuance costs and original issue discount	261	1,824
Loss on foreign currency, net	32,607	6,609
Restructuring and other charges	750	490
Provision for inventory reserves	1,484	4,079
Stock-based compensation	6,056	4,754
Gain on sale of discontinued operations	—	(287,117)
Other, net	442	85
Changes in operating assets and liabilities
Accounts receivable, net	6,696	(16,583)
Unbilled accounts receivable, net	—	14,260
Inventories	(4,561)	1,390
Other receivables	(5,287)	6,111
Other current assets	7,933	9,143
Accounts payable	(16,192)	(5,156)
Other accounts payable	(3,729)	(8,034)
Accrued expenses	(2,391)	1,991
Accrued income taxes	(8,308)	12,546
Other current liabilities	555	2,243
Other non-current liabilities	(666)	2,868
Payment of severance benefits	(4,772)	(5,888)
Other, net	(49)	59

Net cash provided by operating activities	30,016	51,541
Cash flows from investing activities
Proceeds from settlement of hedge collateral	3,995	8,029
Payment of hedge collateral	(2,744)	(7,841)
Purchase of property, plant and equipment	(13,368)	(16,353)
Payment for intellectual property registration	(455)	(664)
Collection of guarantee deposits	3,192	891
Payment of guarantee deposits	(4,960)	(611)
Proceeds from sale of discontinued operations	—	350,553
Other, net	(103)	26

Net cash provided by (used in) investing activities	(14,443)	334,030
Cash flows from financing activities
Proceeds from exercise of stock options	3,920	2,690
Acquisition of treasury stock	(1,653)	(1,021)
Repayment of financing related to water treatment facility arrangement	(427)	(402)
Repayment of principal portion of finance lease liabilities	(49)	(165)

Net cash provided by financing activities	1,791	1,102
Effect of exchange rates on cash and cash equivalents	(21,003)	3,781

Net increase (decrease) in cash and cash equivalents	(3,639)	390,454
Cash and cash equivalents
Beginning of the period	279,940	151,657

End of the period	$276,301	$542,111

Supplemental cash flow information
Cash paid for interest	$2,094	$19,044
Cash paid for income taxes	$12,609	$2,573
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$11,513	$3,865
Non-cash financing activities
Exchange of exchangeable senior notes into common stock	$83,740	$—
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1. Business, Basis of Presentation and Significant Accounting Policies
Business
Magnachip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer and industrial applications.
On September 1, 2020 (the “Closing Date”), the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4” to Key Foundry Co., Ltd. (the “Buyer”), a Korean corporation, in exchange for a purchase price equal to approximately $350.6 million in cash, pursuant to the terms of a business transfer agreement (the “Business Transfer Agreement”) dated March 31, 2020 by and among the Company and Magnus Semiconductor, LLC, a Korean limited liability company (“Magnus”). The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately $100 million. The Buyer is a wholly owned subsidiary of Magnus, which was established by Alchemist Capital Partners Korea Co., Ltd. and Credian Partners, Inc. On April 20, 2020, Magnus assigned, and the Buyer assumed, all rights and obligations of Magnus under the Business Transfer Agreement. This divestiture of the Foundry Services Group business and Fab 4 was made in connection with the Company’s strategic shift of its operational focus to its standard products business. The Foundry Services Group was historically a reportable segment. The Foundry Services Group business was classified as discontinued operations in the Company’s consolidated statements of operations and excluded from both continuing operations and segment results for the three and nine months ended September 30, 2020. Accordingly, the Company has one reportable segment, its standard products business, together with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3,” that it expects to perform for the Buyer for a period of up to three years from the Closing Date (the “Transitional Fab 3 Foundry Services”).
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for a full year or for any other periods. The consolidated statement of cash flow for the nine months ended September 30, 2020 has not been adjusted to separately disclose the cash flow related to discontinued operations, but the material items in the operating and investing activities of the cash flow relating to discontinued operations for the same period is disclosed in Note 3. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
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
2. Merger Agreement
On March 25, 2021, the Company, South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Parent”), formed by an affiliate of Wise Road Capital LTD, and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as it may be amended, supplemented or modified from time to time, the “Merger Agreement”). The Merger Agreement provides that, among other things, and subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing its corporate existence under the General Corporation Law of the State of Delaware (the “DGCL”) as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent.
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
The Merger Agreement contains termination rights for each of the Company and Parent, including if (i) the consummation of the Merger does not occur by 11:59 p.m. (New York time) on December 25, 2021 (subject to extension to March 25, 2022 at the option of either party if certain regulatory approvals or authorizations have not been obtained by such date or certain governmental authorities specified in the Merger Agreement have issued, enacted or deemed applicable a Prohibitive Order), (ii) the Requisite Company Vote is not obtained, (iii) any of certain governmental authorities specified in the Merger Agreement issues, enacts or deems applicable after the date of the Merger Agreement a Prohibitive Order that has become final and non-appealable,
or (iv) the other party has breached the Merger Agreement, which breach would give rise to a failure, or has materially contributed to the failure, of certain conditions to the non-breaching
party’s obligations to close (subject to a cure period). Additionally, each of the Company and Parent may terminate the Merger Agreement in certain other circumstances.
For the three and nine months ended September 30, 2021, the Company incurred $1,552 thousand and $13,842 thousand, respectively, of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in other charges in the consolidated statements of operations.
The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form
8-K
filed on March 29, 2021 and as amended by the Letter Agreement attached as Exhibit 2.1 to the Company’s Form
8-K
filed on August 23, 2021.

3. Discontinued Operations
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and Fab 4. As a result of the sale of the Foundry Services Group business and Fab 4, the Company recorded a gain of $287,117 thousand and all operations from the Foundry Services Group business and Fab 4 were classified as discontinued operations for the three and nine months ended September 30, 2020. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up.
For the periods prior to the Closing Date, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses for comparative purposes. Cash inflows to the Company from the Buyer related to providing the Transitional Fab 3 Foundry Services were $11,428 thousand and $36,218 thousand for the three and nine months ended September 30, 2021, respectively.
The following table summarizes the results from discontinued operations, net of tax, for the three and nine months ended September 30, 2020.

	Three Months Ended	Nine Months Ended

	September 30, 2020
	(In thousands of U.S. dollars)
Revenues:
Net sales – Foundry Services Group	$72,674	$254,732
Net sales – transitional Fab 3 foundry services	(6,277)	(25,887)

Total revenues	66,397	228,845
Cost of sales:
Cost of sales – Foundry Services Group	52,420	182,872
Cost of sales – transitional Fab 3 foundry services	(6,277)	(25,887)

Total cost of sales	46,143	156,985

Gross profit	20,254	71,860
Operating expenses:
Selling, general and administrative expenses	4,068	14,704
Research and development expenses	5,166	19,484
Restructuring and other charges	7,870	10,574

Total operating expenses	17,104	44,762

Operating income from discontinued operations	3,150	27,098
Foreign currency gain (loss), net	(797)	1,277
Others, net	18	66

Income from discontinued operations before income tax expense	2,371	28,441
Income tax expense	14,173	15,517
Gain on sale of discontinued operations	287,117	287,117
Transaction costs	(10,814)	(10,814)

Income from discontinued operations, net of tax	264,501	289,227

For the three and nine months ended September 30, 2020, the Company recorded $7,870 thousand and $10,574 thousand, respectively, in professional fees incurred in connection with the sale of the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in the above.
The following table provides supplemental cash flows information related to discontinued operations:

Nine Months Ended
September 30, 2020
(In thousands of U.S. dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365
Provision for severance benefits	8,209
Stock-based compensation	388
Investing activities:
Capital expenditures	$(5,838)

4. Inventories
Inventories as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$6,529	$6,425
Semi-finished goods and work-in-process	29,895	30,968
Raw materials	7,801	6,526
Materials in-transit	284	1,021
Less: inventory reserve	(5,736)	(5,901)

Inventories, net	$38,773	$39,039

Changes in inventory reserve for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2021		September 30, 2020

Beginning balance	$(8,101)	$(5,901)	$(5,307)	$(5,947)
Change in reserve
Inventory reserve charged to costs of sales	(242)	(5,592)	(3,472)	(6,541)
Sale of previously reserved inventory	2,099	4,076	1,578	3,231

	1,857	(1,516)	(1,894)	(3,310)
Write off	180	1,110	835	1,976
Translation adjustments	328	571	(139)	82
Reclassified to assets held for sale	—	—	—	694

Ending balance	$(5,736)	$(5,736)	$(6,505)	$(6,505)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

5. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2021 and December 31, 2020 are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Buildings and related structures	$24,159	$24,882
Machinery and equipment	102,280	106,244
Finance lease right-of-use assets	316	344
Others	29,591	31,208

	156,346	162,678
Less: accumulated depreciation	(92,363)	(90,370)
Land	13,905	15,167
Construction in progress	25,464	8,908

Property, plant and equipment, net	$103,352	$96,383

Aggregate depreciation expenses totaled $10,018 thousand and $7,473 thousand for the nine months ended September 30, 2021 and 2020, respectively.
6. Intangible Assets
Intangible assets as of September 30, 2021 and December 31, 2020 are comprised of the following (in thousands):

	September 30, 2021
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,176	$(6,771)	$2,405

Intangible assets	$9,176	$(6,771)	$2,405

	December 31, 2020
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,486	$(6,759)	$2,727

Intangible assets	$9,486	$(6,759)	$2,727

Aggregate amortization expenses for intangible assets totaled $558 thousand and $495 thousand for the nine months ended September 30, 2021 and 2020, respectively.

7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease	Operating lease right-of-use assets	$3,727	$4,632
Finance lease	Property, plant and equipment, net	142	206

Total lease assets		$3,869	$4,838

Liabilities
Current
Operating	Operating lease liabilities	$1,757	$2,210
Finance	Other current liabilities	67	68
Non-current
Operating	Non-current operating lease liabilities	1,970	2,422
Finance	Other non-current liabilities	90	153

Total lease liabilities		$3,884	$4,853

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	2.7 years	3.0 years
Finance leases	2.3 years	3.0 years
Weighted average discount rate
Operating leases	4.61%	5.55%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$691	$480	$2,098	$1,409
Finance lease cost
Amortization of right-of-use assets	17	16	50	47
Interest on lease liabilities	4	4	11	13

Total lease cost	$712	$500	$2,159	$1,469

The above table does not include an immaterial cost of short-term leases for the three and nine months ended September 30, 2021 and 2020.

Other lease information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$691	$480	$2,098	$1,409
Operating cash flows from finance leases	4	4	11	13
Financing cash flows from finance leases	16	15	49	43
The aggregate future lease payments for operating and finance leases as of September
30
,
2021
are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$674	$19
2022	1,518	76
2023	812	76
2024	581	—
2025	396	—

Total future lease payments	3,981	171
Less: Imputed interest	(254)	(14)

Present value of future payments	$3,727	$157

8. Accrued Expenses
Accrued expenses as of September 30, 2021 and December 31, 2020 are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020

Payroll, benefits and related taxes, excluding severance benefits	$9,095	$10,296
Withholding tax attributable to intercompany interest income	1,789	28
Interest on senior notes	—	1,396
Outside service fees	1,014	755
Restructuring and others	750	2,658
Others	520	1,108

Accrued expenses	$13,168	$16,241

9. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of September 30, 2021 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement

December 15, 2020	$15,000	October 2021 to December 2021
February 26, 2021	$9,000	October 2021 to December 2021
May 13, 2021	$39,000	January 2022 to September 2022
August 13, 2021	$48,000	January 2022 to December 2022
Details of the zero cost collar contracts as of December 31, 2020 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement

July 13, 2020	$30,000	January 2021 to June 2021
December 15, 2020	$30,000	July 2021 to December 2021
December 18, 2020	$18,000	March 2021 to June 2021
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2021	December 31, 2020
Asset Derivatives:

Zero cost collars	Other current assets	$—	$2,036
Liability Derivatives:
Zero cost collars	Other current liabilities	$3,196	$195
Zero cost collars	Other non-current liabilities	$257	$—
Offsetting of derivative liabilities as of September 30, 2021 is as follows (in thousands):

As of September 30, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets			Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$3,453	$—	$3,453	$—		$(2,720)	$733
Offsetting of derivative assets and liabilities as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,036	$—	$2,036	$—	$—	$2,036
Liability Derivatives:
Zero cost collars	$195	$—	$195	$—	$—	$195

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2021 and 2020. Net sales of discontinued operations for the three months ended September 30, 2020 are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations					Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,					Three Months Ended September 30,
	2021	2020		2021		2020			2021	2020

Zero cost collars	$(3,271)	$1,390	Net sales		$(653)		$(41)	Other income, net	$237	$50
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2021 and 2020. Net sales of discontinued operations for the nine months ended September 30, 2020 are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020		2021	2020

Zero cost collars	$(4,964)	$(1,410)	Net sales	$333	$(292)	Other income, net	$94	$222
As of September
30
,
2021
, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next
12
months is $
3,406
 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), Deutsche Bank AG, Seoul Branch (“DB”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

Counterparties	September 30, 2021	December 31, 2020
NFIK	$—	$3,250
DB	—	1,000
SC	1,000	1,000

Total	$1,000	$5,250

The Company is required to deposit additional cash collateral with NFIK, DB and SC for any exposure in excess of $500 thousand, and $2,720 thousand of additional cash collateral was required and recorded as hedge collateral on the consolidated balance sheet as of September 30, 2021. There was no such cash collateral required as of December 31, 2020.
These zero cost collar contracts may be terminated by the counterparties in a number of circumstances, including if the Company’s credit rating falls below
B-/B3
or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

10. Fair Value Measurements
Fair Value of Financial Instruments
As of September 30, 2021, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2021	Fair Value Measurement September 30, 2021	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$3,196	$3,196	—	$3,196	—
Derivative liabilities (other non-current liabilities)	$257	$257	—	$257	—
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
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of September 30, 2021 and 2020 the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.

11. Borrowings
There were no borrowings outstanding as of September 30, 2021. As of December 31, 2020, the following table represents the Company’s borrowings (in thousands):

December 31,
2020
5.0% Exchangeable Senior Notes due March 2021	$83,740
Less: unamortized discount and debt issuance costs	(261)

Total borrowings, net	83,479
Less: current portion of long-term borrowings, net	83,479

Long-term borrowings, net	$—

5.0% Exchangeable Senior Notes
On January 17, 2017, MagnaChip Semiconductor S.A. closed the Exchangeable Notes Offering of $86,250 thousand aggregate principal amount of 5.0% Exchangeable Notes. Interest on the Exchangeable Notes accrued at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Exchangeable Notes matured on March 1, 2021, unless they were earlier repurchased or converted. Holders had the right to convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date.
The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the nine months ended September 30, 2021 was $958 thousand. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2020 were $1,429 thousand and $4,720 thousand, respectively.
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

12. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2021, 98% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2021		September 30, 2020

Beginning balance	$53,105	$54,452	$51,785	$53,344
Provisions	2,007	5,514	2,167	5,941
Severance payments	(1,936)	(4,772)	(1,295)	(4,749)
Translation adjustments	(2,441)	(4,459)	1,204	(675)

	50,735	50,735	53,861	53,861
Less: Cumulative contributions to severance insurance deposit accounts	(12,739)	(12,739)	(1,616)	(1,616)
The National Pension Fund	(55)	(55)	(73)	(73)
Group severance insurance plan	(200)	(200)	(219)	(219)

Accrued severance benefits, net	$37,741	$37,741	$51,953	$51,953

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefits
Remainder of 2021	$—
2022	254
2023	631
2024	903
2025	1,840
2026	2,281
2027 – 2031	18,701
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

13. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2021 and December 31, 2020, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $393,235 thousand and $378,852 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,184.9:1 and 1,088.0:1 using the first base rate as of September 30, 2021 and December 31, 2020, respectively, as quoted by the KEB Hana Bank.
14
.
Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and nine months ended September 30, 2021, the Company recorded an income tax expense from continuing operations of $3,149 thousand and $6,040 thousand, respectively, primarily attributable to the Company’s Korean subsidiary based on its estimated taxable income for the respective period, combined with its ability to utilize net operating loss carryforwards up to 60%, and interest on intercompany loan balances. During the second quarter of 2021, income tax expense of $624 thousand was also recorded for certain income-based tax assessments as a result of a regular tax examination completed for the Company’s Korean subsidiary for multiple tax years.
For the three months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $1,145 thousand, primarily attributable to the foreign translation loss realized by the Company’s Korean subsidiary upon the repayment of a part of its intercompany loan by the Dutch subsidiary to fund the redemption of the 2021 Notes and interest. For the nine months ended September 30, 2020, the Company recorded income tax expense from continuing operations of $836 thousand, primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective period, combined with its ability to utilize net operating loss carryforwards up to 60% in 2020.

15. Geographic and Other Information
The following sets forth information relating to the single continuing operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Standard products business
Display Solutions	$58,528	$69,583	$164,024	$216,352
Power Solutions	58,887	46,679	169,565	119,601

Total standard products business	117,415	116,262	333,589	335,953
Transitional Fab 3 foundry services	9,585	8,551	30,306	28,161

Total revenues	$127,000	$124,813	$363,895	$364,114

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross Profit
Standard products business	$45,773	$28,768	$112,291	$90,036
Transitional Fab 3 foundry services	814	(180)	2,648	(180)

Total gross profit	$46,587	$28,588	$114,939	$89,856

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Korea	$29,664	$28,370	$86,966	$81,144
Asia Pacific (other than Korea)	84,220	84,188	237,312	245,940
United States	1,756	1,789	4,393	3,959
Europe	1,398	1,451	3,847	3,278
Others	377	464	1,071	1,632

Total	$117,415	$116,262	$333,589	$335,953

For the three months ended September 30, 2021 and 2020, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 72.0% and 87.7%, respectively, and net sales—standard products business in Vietnam represented 19.6% and 8.9%, respectively. For the nine months ended September 30, 2021 and 2020, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 63.4% and 88.4%, respectively, and net sales—standard products business in Vietnam represented 29.5% and 8.1%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 81% and 87% for the three months ended September 30, 2021 and 2020, respectively, and 81% and 88% for the nine months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021, the Company had two customers that represented 44.7% and 10.1% of its net sales – standard products business. For the nine months ended September 30, 2021, the Company had two customers that represented 44.6% and 10.6% of its net sales – standard products business. For the three months ended September 30, 2020, the Company had one customer that represented 52.9% of its net sales – standard products business, and for the nine months ended September 30, 2020, the Company had one customer that represented 54.0% of its net sales – standard products business.
As of September 30, 2021 and December 31, 2020, one customer accounted for 24.8% and 45.1% of accounts receivable, respectively.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation adjustments	$(740)	$2,069
Derivative adjustments	(3,663)	1,634

Total	$(4,403)	$3,703

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2021 and 2020 are as follows (in thousands):

Three Months Ended September 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$120	$(1,045)	$(925)

Other comprehensive loss before reclassifications	(860)	(3,271)	(4,131)
Amounts reclassified from accumulated other comprehensive loss	—	653	653

Net current-period other comprehensive loss	(860)	(2,618)	(3,478)

Ending balance	$(740)	$(3,663)	$(4,403)

Three Months Ended September 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$11,503	$(1,004)	$10,499

Other comprehensive income (loss) before reclassifications	(6,517)	1,390	(5,127)
Amounts reclassified from accumulated other comprehensive loss	—	41	41

Net current-period other comprehensive income (loss)	(6,517)	1,431	(5,086)

Ending balance	$4,986	$427	$5,413

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

Nine Months Ended September 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,809)	(4,964)	(7,773)
Amounts reclassified from accumulated other comprehensive income	—	(333)	(333)

Net current-period other comprehensive loss	(2,809)	(5,297)	(8,106)

Ending balance	$(740)	$(3,663)	$(4,403)

Nine Months Ended September 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income (loss) before reclassifications	9,191	(1,410)	7,781
Amounts reclassified from accumulated other comprehensive loss	—	292	292

Net current-period other comprehensive income (loss)	9,191	(1,118)	8,073

Ending balance	$4,986	$427	$5,413

17. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$10,768	$8,461	$3,097	$(10,843)
Income from discontinued operations, net of tax	—	264,501	—	289,227

Net income	$10,768	$272,962	$3,097	$278,384

Basic weighted average common stock outstanding	46,449,234	35,280,864	44,377,250	35,089,479
Basic earnings (loss) per common share
Continuing operations	$0.23	$0.24	$0.07	$(0.31)
Discontinued operations	—	7.50	—	8.24

Total	$0.23	$7.74	$0.07	$7.93

Diluted earnings (loss) per share
Income (loss) from continuing operations	$10,768	$8,461	$3,097	$(10,843)
Add back: Interest expense on Exchangeable Notes	—	1,429	—	—

Income (loss) from continuing operations allocated to common stockholders	$10,768	$9,890	$3,097	$(10,843)
Income from discontinued operations, net of tax	—	264,501	—	289,227

Net income allocated to common stockholders	$10,768	$274,391	$3,097	$278,384

Basic weighted average common stock outstanding	46,449,234	35,280,864	44,377,250	35,089,479
Net effect of dilutive equity awards	1,359,223	1,156,769	1,434,542	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	10,144,155	—	—

Diluted weighted average common stock outstanding	47,808,457	46,581,788	45,811,792	35,089,479
Diluted earnings (loss) per common share
Continuing operations	$0.23	$0.21	$0.07	$(0.31)
Discontinued operations	—	5.68	—	8.24

Total	$0.23	$5.89	$0.07	$7.93

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Options	50,000	697,667	50,000	1,788,202
Restricted Stock Units	—	—	—	1,248,113
For the nine months ended September 30, 2021 and 2020, 1,906,786 shares and 10,144,155 shares, respectively, of potential common stock from the assumed conversion of Exchangeable Notes were also excluded from the computation of diluted earnings (loss) per share as the effect were anti-dilutive for the period.

18. Other Charges
For the three months ended September 30, 2021, other charges totaled $1,766 thousand, of which $1,552 thousand related to professional fees and certain transaction related expenses incurred in connection with the Merger and $214 thousand related to certain non-recurring
professional fees and expenses in connection with regulatory requests.
For the nine months ended September 30, 2021, other charges totaled $17,202 thousand, of which $13,842 thousand related to professional fees and certain transaction related expenses incurred in connection with the Merger and $3,360 thousand related to certain non-recurring
professional fees and expenses in connection with regulatory requests. For the nine months ended September 30, 2020, other charges were $554 thousand, which pertained to non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.

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
, Case No.
1:21-cv-03587
(S.D.N.Y.) (the “Schulthess Complaint”),
Pittman v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-02306
(E.D.N.Y.) (the “Pittman Complaint”),
Flanagan v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03743
(S.D.N.Y.) (the “Flanagan Complaint”),
Castelli v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03769
(S.D.N.Y.) (the “Castelli Complaint”),
Doolittle v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03801
(S.D.N.Y.) (the “Doolittle Complaint”),
Thomas v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03860
(S.D.N.Y.) (the “Thomas Complaint”),
Finger v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03927
(S.D.N.Y.),
Kent v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-00657
(D. Del.) (the “Kent Complaint”),
Kennedy v. Magnachip Semiconductor Corporation, et al.
, Case No.
2:21-cv-02110
(E.D. Pa.) (the “Kennedy Complaint”),
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
On June 8, 2021, the Company voluntarily made supplemental disclosures related to the Merger on Form
8-K
in response to certain allegations raised in the Shareholder Complaints described above in order to avoid the risk that the Shareholder Complaints may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions. Since June 8, 2021, the plaintiffs who filed the Pittman Complaint, the Doolittle Complaint, the Flanagan Complaint, the Kennedy Complaint, the Kent Complaint, and the Thomas Complaint voluntarily dismissed their respective complaints.
On August 11, 2021, certain of the complaints filed in the U.S. District Court for the Southern District of New York were consolidated and interim co-lead
plaintiffs’ counsel were appointed. On August 26, 2021, the court entered the parties’ stipulated proposed scheduling order. Among other things, the order provides that the plaintiffs will file a consolidated amended complaint after the consummation of the Merger, followed by deadlines for the Company to respond to any such complaint.

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
On August 27, 2021, outside legal counsel for each of the Company and Parent received a letter from the Department of Treasury on behalf of CFIUS indicating that (i) CFIUS has identified risks to the national security of the United States arising as a result of the Merger, (ii) CFIUS has not identified any mitigation measures, including those proposed jointly by the Company and Parent, that CFIUS believes would adequately mitigate the identified risks, (iii) absent new information arising during the investigation period that alters CFIUS’s assessment of the national security risks or the feasibility of mitigation measures to resolve those risks, CFIUS anticipates that it will refer the matter to the President for decision, and (iv) the Company and Parent could provide additional information to CFIUS for consideration, including proposals to permanently mitigate the identified national security risks.
B
y letter dated September 10, 2021, the Company and Parent, through outside legal counsel, asked CFIUS to permit them to withdraw and re-file
their June 11, 2021 notice concerning the Merger, in order to permit further discussion with CFIUS concerning potential options for permanently mitigating risks to the national security that have been identified by CFIUS. By letter dated September 13, 2021, the Acting CFIUS Staff Chairperson notified the parties that CFIUS had granted this request and that a new CFIUS review period for the Merger would commence on September 14, 2021 and conclude no later than October 28, 2021. By letter dated October 28, 2021, the Acting CFIUS Staff Chairperson notified the parties that CFIUS is undertaking an investigation of the Merger pursuant to Section 721(b)(2) of the DPA, which will be completed no later than December 13, 2021.
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
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $1,150 thousand and $5,500 thousand as other current assets as of September 30, 2021 and December 31, 2020, respectively.

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
The following discussion and analysis should be read in conjunction with the interim unaudited consolidated financial statements and the related notes included elsewhere in this Report.
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
Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in consumer, communications, computing and industrial applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs),
AC-DC
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
Demand for our products and services is driven by overall demand for communications, IoT, consumer and industrial products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we continually strive to diversify our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.

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
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation gain, net, (iv) inventory reserve related to Huawei impact of downstream trade restrictions, (v) expenses related to Fab 3 power outage and (vi) other charges, net. EBITDA for the periods indicated is defined as income (loss) from continuing operations before interest expense (income), net, income tax expense (benefit), and depreciation and amortization.
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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Dollars in millions)
Income (loss) from continuing operations	$10.8	$3.1	$8.5	$(10.8)
Interest expense (income), net	(0.4)	(0.5)	4.9	14.5
Income tax expense (benefit)	3.1	6.0	(1.1)	0.8
Depreciation and amortization	3.6	10.6	2.9	8.0
EBITDA	$17.1	$19.2	$15.0	$12.5
Adjustments:
Equity-based compensation expense(a)	2.0	6.1	2.1	4.4
Foreign currency loss (gain), net(b)	7.6	12.0	(8.9)	13.6
Derivative valuation gain, net(c)	(0.2)	(0.1)	(0.1)	(0.2)
Inventory reserve related to Huawei impact of downstream trade restrictions(d)	(1.1)	(1.1)	2.3	2.3
Expenses related to Fab 3 power outage(e)	—	—	1.2	1.2
Other charges, net(f)	1.0	16.5	—	0.6

Adjusted EBITDA	$26.4	$52.6	$11.7	$34.3

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

(d)
For the three and nine months ended September 30, 2020, this adjustment eliminates the impact of excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. For the three and nine months ended September 31, 2021, this adjustment eliminates a partial reversal of such inventory charge as a portion of such reserved inventory was subsequently sold to certain other customers. As this charge and the timing of its partial reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(e)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(f)
For the three and nine months ended September 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses of $1.8 million and $17.2 million, respectively, incurred in connection with the Merger and regulatory requests, both of which were offset in part by a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the current quarter. For the nine months ended September 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense, (ii) inventory reserve related to Huawei impact of downstream trade restrictions, (iii) expenses related to Fab 3 power outage and (iv) other charges.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In millions)
Operating income	$20.0	$19.5	$3.2	$17.8
Adjustments:
Equity-based compensation expense(a)	2.0	6.1	2.1	4.4
Inventory reserve related to Huawei impact of downstream trade restrictions(b)	(1.1)	(1.1)	2.3	2.3
Expenses related to Fab 3 power outage(c)	—	—	1.2	1.2
Other charges(d)	1.8	17.2	—	0.6

Adjusted Operating Income	$22.7	$41.7	$8.8	$26.2

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the three and nine months ended September 30, 2020, this adjustment eliminates the impact of excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. For the three and nine months ended September 31, 2021, this adjustment eliminates a partial reversal of such inventory charge as a portion of such reserved inventory was subsequently sold to certain other customers. As this charge and the timing of its partial reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(c)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(d)
For the three and nine months ended September 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests. For the nine months ended September 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as income (loss) from continuing operations, adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation gain, net, (iv) inventory reserve related to Huawei impact of downstream trade restrictions, (v) expenses related to Fab 3 power outage, (vi) other charges, net and (vii) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In millions, except per share data)
Income (loss) from continuing operations	$10.8	$3.1	$8.5	$(10.8)
Adjustments:
Equity-based compensation expense(a)	2.0	6.1	2.1	4.4
Foreign currency loss (gain), net(b)	7.6	12.0	(8.9)	13.6
Derivative valuation gain, net(c)	(0.2)	(0.1)	(0.1)	(0.2)
Inventory reserve related to Huawei impact of downstream trade restrictions(d)	(1.1)	(1.1)	2.3	2.3
Expenses related to Fab 3 power outage(e)	—	—	1.2	1.2
Other charges, net(f)	1.0	16.5	—	0.6
Income tax effect on non-GAAP adjustments(g)	—	—	—	—

Adjusted Net Income	$20.1	$36.5	$5.1	$11.0

Reported earnings (loss) per share – basic	$0.23	$0.07	$0.24	$(0.31)
Reported earnings (loss) per share – diluted	$0.23	$0.07	$0.21	$(0.31)
Weighted average number of shares – basic	46,449,234	44,377,250	35,280,864	35,089,479
Weighted average number of shares – diluted	47,808,457	45,811,792	46,581,788	35,089,479
Adjusted earnings per share – basic	$0.43	$0.82	$0.15	$0.31
Adjusted earnings per share – diluted	$0.42	$0.78	$0.14	$0.30
Weighted average number of shares – basic	46,449,234	44,377,250	35,280,864	35,089,479
Weighted average number of shares – diluted	47,808,457	47,718,578	46,581,788	36,151,622

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

(d)
For the three and nine months ended September 30, 2020, this adjustment eliminates the impact of excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. For the three and nine months ended September 31, 2021, this adjustment eliminates a partial reversal of such inventory charge as a portion of such reserved inventory was subsequently sold to certain other customers. As this charge and the timing of its partial reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(e)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(f)
For the three and nine months ended September 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses of $1.8 million and $17.2 million, respectively, incurred in connection with the Merger and regulatory requests, both of which were offset in part by a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the current quarter. For the nine months ended September 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(g)
For the three and nine months ended September 30, 2021 and 2020, there was no tax impact from the adjustments to net income to calculate our Adjusted Net Income due to net operating loss carry-forwards available at our parent entity in the U.S., based on the nature and origination of the adjustments, to offset related taxable income.

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
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2021 and 2020, we sold products to 175 and 170 customers, respectively, and our net sales to our ten largest customers represented 81% and 88% of our net sales—standard products business, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2021, approximately 98% of our employees were eligible for severance benefits.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2021, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $393.2 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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

Results of Operations – Comparison of Three Months Ended September 30, 2021 and 2020
The following table sets forth consolidated results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Change Amount
	Amount	% of Total revenues	Amount	% of Total revenues
	(Dollars in millions)
Revenues
Net sales – standard products business	$117.4	92.5%	$116.3	93.1%	$1.2
Net sales – transitional Fab 3 foundry services	9.6	7.5	8.6	6.9	1.0

Total revenues	127.0	100.0	124.8	100.0	2.2
Cost of sales
Cost of sales – standard products business	71.6	56.4	87.5	70.1	(15.9)
Cost of sales – transitional Fab 3 foundry services	8.8	6.9	8.7	7.0	0.0

Total cost of sales	80.4	63.3	96.2	77.1	(15.8)

Gross profit	46.6	36.7	28.6	22.9	18.0
Selling, general and administrative expenses	12.6	9.9	12.9	10.3	(0.3)
Research and development expenses	12.3	9.7	12.5	10.0	(0.2)
Other charges	1.8	1.4	—	—	1.8

Operating income	20.0	15.7	3.2	2.6	16.8
Interest expense	(0.1)	(0.1)	(5.5)	(4.4)	5.4
Foreign currency gain (loss), net	(7.6)	(6.0)	8.9	7.1	(16.4)
Others, net	1.6	1.3	0.7	0.6	0.9

	(6.1)	(4.8)	4.1	3.3	(10.2)

Income from continuing operations before income tax expense	13.9	11.0	7.3	5.9	6.6
Income tax expense (benefit)	3.1	2.5	(1.1)	(0.9)	4.3

Income from continuing operations	10.8	8.5	8.5	6.8	2.3
Income from discontinued operations, net of tax	—	—	264.5	211.9	(264.5)

Net income	$10.8	8.5	$273.0	218.7	$(262.2)

The following sets forth information relating to our continuing operations:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Change Amount
	Amount	% of Total revenues	Amount	% of Total revenues
	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$58.5	46.1%	$69.6	55.7%	$(11.1)
Power Solutions	58.9	46.4	46.7	37.4	12.2

Total standard products business	117.4	92.5	116.3	93.1	1.2
Net sales – transitional Fab 3 foundry services	9.6	7.5	8.6	6.9	1.0

Total revenues	$127.0	100.0%	$124.8	100.0%	$2.2

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Change Amount
	Amount	% of Net sales	Amount	% of Net sales
	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$45.8	39.0%	$28.8	24.7%	$17.0
Gross profit – transitional Fab 3 foundry services	0.8	8.5	(0.2)	(2.1)	1.0

Total gross profit	$46.6	36.7%	$28.6	22.9%	$18.0

Revenues
Total revenues were $127.0 million for the three months ended September 30, 2021, a $2.2 million, or 1.8%, increase compared to $124.8 million for the three months ended September 30, 2020.
The standard products business.
 Net sales from our standard products business were $117.4 million for the three months ended September 30, 2021, a $1.2 million, or 1.0%, increase compared to $116.3 million for the three months ended September 30, 2020. This increase was primarily attributable to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
whereas the revenue for power products in 2020 was impacted by
COVID-19-related
supply chain issues and market softness in China. This increase was offset in part by a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $9.6 million and $8.6 million for the three months ended September 30, 2021 and 2020, respectively.
Gross Profit
Total gross profit was $46.6 million for the three months ended September 30, 2021 compared to $28.6 million for the three months ended September 30, 2020, an $18.0 million, or 63.0%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2021 increased to 36.7% compared to 22.9% for the three months ended September 30, 2020.
The standard products business.
 Gross profit from our standard products business was $45.8 million for the three months ended September 30, 2021, which represented a $17.0 million, or 59.1%, increase from gross profit of $28.8 million for the three months ended September 30, 2020. Gross profit as a percentage of net sales for the three months ended September 30, 2021 increased to 39.0% compared to 24.7% for the three months ended September 30, 2020. The increase in both gross profit and gross profit margin was primarily attributable to an improved product mix, an increase in average selling price and a higher utilization rate of our internal fabrication facility in Gumi, whereas unexpected excess and obsolete inventory charge of $2.3 million in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, negatively affected both gross profit and gross profit as a percentage of net sales in the third quarter of 2020. This excess and obsolete inventory charge was reversed by $1.1 million during the three months ended September 30, 2021 as a portion of such reserved inventory was subsequently sold to certain other customers, which also positively affected both gross profit and gross profit as a percentage of net sales for the three months ended September 30, 2021.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Change Amount
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business
	(Dollars in millions)
Korea	$29.7	25.3%	$28.4	24.4%	$1.3
Asia Pacific (other than Korea)	84.2	71.7	84.2	72.4	0.0
United States	1.8	1.5	1.8	1.5	(0.0)
Europe	1.4	1.2	1.5	1.2	(0.1)
Others	0.4	0.3	0.5	0.4	(0.1)

	$117.4	100.0%	$116.3	100.0%	$1.2

Net sales – standard products business in Korea for the three months ended September 30, 2021 increased from $28.4 million to $29.7 million compared to the three months ended September 30, 2020, or by $1.3 million, or 4.6%, primarily due to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TV and smartphone applications. This increase was offset in part by a decrease in revenue related to our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended September 30, 2021 was $84.2 million, which remained flat, compared to $84.2 million in the three months ended September 30, 2020. The increase in revenue was primarily attributable to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
and a higher demand for
auto-LCD
DDIC business, which was entirely offset by a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $12.6 million, or 9.9% of total revenues, for the three months ended September 30, 2021, compared to $12.9 million, or 10.3% of total revenues, for the three months ended September 30, 2020. The decrease of $0.3 million, or 2.6%, was primarily attributable to a decrease in professional fess mainly comprised of legal and consulting fees.
Research
and
Development
Expenses.
 Research and development expenses were $12.3 million, or 9.7% of total revenues, for the three months ended September 30, 2021, which remained almost flat, compared to $12.5 million, or 10.0% of total revenues, for the three months ended September 30, 2020.
Other Charges.
Other charges were $1.8 million for the three months ended September 30, 2021, which consisted of non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests.
Operating Income
As a result of the foregoing, operating income was $20.0 million for the three months ended September 30, 2021 compared to operating income of $3.2 million the three months ended September 30, 2020. As discussed above, the increase in operating income of $16.8 million resulted primarily from an $18.0 million increase in gross profit, a $0.3 million decrease in selling, general and administrative expenses, and a $0.2 million increase in research and development expenses. This increase was offset in part by a $1.8 million increase in other charges.

Other Income (Expense)
Interest
Expense.
 Interest expense was $0.1 million and $5.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Interest expense was incurred primarily under our 2021 Notes and Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not incurred interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Foreign
Currency
Loss (Gain),
Net.
 Net foreign currency loss for the three months ended September 30, 2021 was $7.6 million compared to net foreign currency gain of $8.9 million for the three months ended September 30, 2020. The net foreign currency loss for the three months ended September 30, 2021 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the three months ended September 30, 2020 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2021 and September 30, 2020, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $393 million and $446 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of interest income, rental income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others, net for the three months ended September 30, 2021 and September 30, 2020 was $1.6 million and $0.7 million, respectively. During the three months ended September 30, 2021, others, net included a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the current quarter.
Income Tax Expense (Benefit)
Income tax expense was $3.1 million for the three months ended September 30, 2021, which was primarily attributable to interest on intercompany loan balances and the estimated taxable income for the respective period in our Korean subsidiary, combined with its ability to utilize net operating loss carryforwards up to 60%. Income tax benefit was $1.1 million for the three months ended September 30, 2020, which was primarily attributable to the foreign translation loss realized by our Korean subsidiary upon the repayment of a part of its intercompany loans by the Dutch subsidiary to fund the redemption of the 2021 Notes.
Income from Continuing Operations
As a result of the foregoing, income from continuing operations increased by $2.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. As discussed above, the increase in income from continuing operations primarily resulted from a $16.8 million increase in operating income and a $5.4 million decrease in interest expense, which were offset in part by a $16.4 million increase in net foreign currency loss and a $4.3 million increase in income tax expense.
Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented. Income from discontinued operations, net of tax was $264.5 million for the three months ended September 30, 2020. On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 for a purchase price equal to approximately $350.6 million in cash. We have not incurred a gain or loss from discontinued operations in 2021 as the sale of the Foundry Service Group business and Fab 4 was completed in 2020.
Net Income
As a result of the foregoing, a net income of $10.8 million was recorded for the three months ended September 30, 2021 compared to a net income of $273.0 million for the three months ended September 30, 2020. As discussed above, the decrease in net income of $262.2 million primarily resulted from a $264.5 million decrease in income from discontinued operations, net of tax, which was offset by a $2.3 million increase in income from continuing operations.

Results of Operations – Comparison of Nine Months Ended September 30, 2021 and 2020
The following table sets forth consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Change Amount
	Amount	% of Total revenues	Amount	% of Total revenues
	(Dollars in millions)
Revenues
Net sales – standard products business	$333.6	91.7%	$336.0	92.3%	$(2.4)
Net sales – transitional Fab 3 foundry services	30.3	8.3	28.2	7.7	2.1

Total revenues	363.9	100.0	364.1	100.0	(0.2)
Cost of sales
Cost of sales – standard products business	221.3	60.8	245.9	67.5	(24.6)
Cost of sales – transitional Fab 3 foundry services	27.7	7.6	28.3	7.8	(0.7)

Total cost of sales	249.0	68.4	274.3	75.3	(25.3)

Gross profit	114.9	31.6	89.9	24.7	25.1
Selling, general and administrative expenses	39.2	10.8	37.4	10.3	1.8
Research and development expenses	39.0	10.7	34.1	9.4	4.9
Other charges	17.2	4.7	0.6	0.2	16.6

Operating income	19.5	5.4	17.8	4.9	1.7
Interest expense	(1.2)	(0.3)	(16.5)	(4.5)	15.3
Foreign currency loss, net	(12.0)	(3.3)	(13.6)	(3.7)	1.6
Others, net	2.8	0.8	2.3	0.6	0.5

	(10.4)	(2.9)	(27.8)	(7.6)	17.4

Income (loss) from continuing operations before income tax expense	9.1	2.5	(10.0)	(2.7)	19.1
Income tax expense	6.0	1.7	0.8	0.2	5.2

Income (loss) from continuing operations	3.1	0.9	(10.8)	(3.0)	13.9
Income from discontinued operations, net of tax	—	—	289.2	79.4	(289.2)

Net income	$3.1	0.9	$278.4	76.5	$(275.3)

The following sets forth information relating to our continuing operations:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Change Amount
	Amount	% of Total revenues	Amount	% of Total revenues
	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$164.0	45.1%	$216.4	59.4%	$(52.3)
Power Solutions	169.6	46.6	119.6	32.8	50.0

Total standard products business	333.6	91.7	336.0	92.3	(2.4)
Net sales – transitional Fab 3 foundry services	30.3	8.3	28.2	7.7	2.1

Total revenues	$363.9	100.0%	$364.1	100.0%	$(0.2)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Change Amount
	Amount	% of Net sales	Amount	% of Net sales
	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$112.3	33.7%	$90.0	26.8%	$22.3
Gross profit – transitional Fab 3 foundry services	2.6	8.7	(0.2)	(0.6)	2.8

Total gross profit	$114.9	31.6%	$89.9	24.7%	$25.1

Revenues
Total revenues were $363.9 million for the nine months ended September 30, 2021, a $0.2 million, or 0.1%, decrease compared to $364.1 million for the nine months ended September 30, 2020.
The standard products business.
 Net sales from our standard products business were $333.6 million for the nine months ended September 30, 2021, a $2.4 million, or 0.7%, decrease compared to $336.0 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, and a strategic reduction of our lower margin
non-auto
LCD business. This decrease was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
whereas the revenue for power products in 2020 was impacted by
COVID-19-related
supply chain issues and market softness in China.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $30.3 million and $28.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Gross Profit
Total gross profit was $114.9 million for the nine months ended September 30, 2021 compared to $89.9 million for the nine months ended September 30, 2020, a $25.1 million, or 27.9%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2021 increased to 31.6% compared to 24.7% for the nine months ended September 30, 2020. The increase in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $112.3 million for the nine months ended September 30, 2021, which represented a $22.3 million, or 24.7%, increase from gross profit of $90.0 million for the nine months ended September 30, 2020. Gross profit as a percentage of net sales for the nine months ended September 30, 2021 increased to 33.7% compared to 26.8% for the nine months ended September 30, 2020. The increase in both gross profit and gross profit margin was primarily attributable to an improved product mix, an increase in average selling price and a higher utilization rate of our internal fabrication facility in Gumi, whereas unexpected excess and obsolete inventory charge of $2.3 million in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, negatively affected both gross profit and gross profit as a percentage of net sales in the third quarter of 2020. This excess and obsolete inventory charge was reversed by $1.1 million in the third quarter of 2021 as a portion of such reserved inventory was subsequently sold to certain other customers, which also positively affected both gross profit and gross profit as a percentage of net sales for the nine months ended September 30, 2021.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Change Amount
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business
	(Dollars in millions)
Korea	$87.0	26.1%	$81.1	24.2%	$5.8
Asia Pacific (other than Korea)	237.3	71.1	245.9	73.2	(8.6)
United States	4.4	1.3	4.0	1.2	0.4
Europe	3.8	1.2	3.3	1.0	0.6
Others	1.1	0.3	1.6	0.5	(0.6)

	$333.6	100.0%	$336.0	100.0%	$(2.4)

Net sales – standard products business in Korea for the nine months ended September 30, 2021 increased from $81.1 million to $87.0 million compared to the nine months ended September 30, 2020, or by $5.8 million, or 7.2%, primarily due to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TV and smartphone applications. This increase was offset in part by a decrease in revenue related to our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, and a strategic reduction of our lower margin
non-auto
LCD business.
Net sales – standard products business in Asia Pacific (other than Korea) for the nine months ended September 30, 2021 decreased to $237.3 million from $245.9 million in the nine months ended September 30, 2020, or by $8.6 million, or 3.5%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity, as we outsource manufacturing of these products to external
12-inch
foundries, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $39.2 million, or 10.8% of total revenues, for the nine months ended September 30, 2021, compared to $37.4 million, or 10.3% of total revenues, for the nine months ended September 30, 2020. The increase of $1.8 million, or 4.8%, was primarily attributable to certain non-income-based
tax assessments of $0.6 million as a result of a regular tax examination completed for our primary operating entity in Korea for multiple tax years, and the grant timing of equity-based compensation. This increase was offset in part by a decrease in professional fees mainly comprised of legal and consulting fees.
Research
and
Development
Expenses.
 Research and development expenses were $39.0 million, or 10.7% of total revenues, for the nine months ended September 30, 2021, compared to $34.1 million, or 9.4% of total revenues, for the nine months ended September 30, 2020. The increase of $4.9 million, or 14.4%, was primarily attributable to an increase in outside service fees and variable overhead expenses, and an increase in material costs for new product development.
Other Charges.
Other charges were $17.2 million for the nine months ended September 30, 2021, which were consisted of non-recurring
professional service fees and expenses incurred in connection with the Merger and regulatory requests. Other charges were $0.6 million for the nine months ended September 30, 2020, which pertained to non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income
As a result of the foregoing, operating income was $19.5 million for the nine months ended September 30, 2021 compared to operating income of $17.8 million the nine months ended September 30, 2020. As discussed above, the increase in operating income of $1.7 million resulted primarily from a $25.1 million increase in gross profit, which was offset in part by a $16.6 million increase in other charges, a $4.9 million increase in research and development expenses, and a $1.8 million increase in selling, general and administrative expenses.

Other Income (Expense)
Interest
Expense.
 Interest expenses was $1.2 million and $16.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Interest expenses was incurred primarily under our 2021 Notes and Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not incurred interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the nine months ended September 30, 2021 was $12.0 million compared to net foreign currency loss of $13.6 million for the nine months ended September 30, 2020. The net foreign currency loss for the nine months ended September 30, 2021 and September 30, 2020 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2021 and September 30, 2020, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $393 million and $446 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of interest income, rental income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others, net for the nine months ended September 30, 2021 and September 30, 2020 was $2.8 million and $2.3 million, respectively. In the third quarter of 2021, others, net included a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the current quarter.
Income Tax Expense
Income tax expense was $6.0 million for the nine months ended September 30, 2021, which was primarily attributable to interest on intercompany loan balances and the estimated taxable income for the respective period in our Korean subsidiary, combined with its ability to utilize net operating loss carryforwards up to 60%. Income tax expense was $0.8 million for the nine months ended September 30, 2020, which was primarily attributable to interest on intercompany loan balances, which was offset in part by the income tax benefit due mainly to the foreign translation loss realized by our Korean subsidiary upon the repayment of a part of its intercompany loans by the Dutch subsidiary to fund the redemption of the 2021 Notes.
Income (Loss) from Continuing Operations
Income from continuing operations for the nine months ended September 30, 2021 was $3.1 million compared to loss from continuing operations of $10.8 million for the nine months ended September 30, 2020. The $14.0 million improvement in results from continuing operations was primarily attributable to a $15.3 million decrease in interest expense, a $1.7 million increase in operating income and a $1.6 million improvement in net foreign currency loss, which were offset in part by a $5.2 million increase in income tax expense.
Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented. Income from discontinued operations, net of tax was $289.2 million for the nine months ended September 30, 2020. On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 for a purchase price equal to approximately $350.6 million in cash. We have not incurred a gain or loss from discontinued operations in 2021 as the sale of the Foundry Service Group business and Fab 4 was completed in 2020.
Net Income
As a result of the foregoing, a net income of $3.1 million was recorded for the nine months ended September 30, 2021 compared to a net income of $278.4 million for the nine months ended September 30, 2020. As discussed above, the decrease in net income of $275.2 million primarily resulted from a $289.2 million decrease in income from discontinued operations, net of tax, which was offset by a $14.0 million improvement in loss from continuing operations.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated from time to time by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2021, we do not have any accounts payable on extended terms or payment deferment with our vendors.
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
Working Capital
Our working capital balance as of September 30, 2021 was $315.1 million compared to $236.0 million as of December 31, 2020. The $79.1 million increase was primarily attributable to the exchange of our Exchangeable Notes for common stock prior to their maturity date of March 1, 2021.
Cash Flows
The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations for the nine months ended September 30, 2020, but the material items in the operating and investing activities of cash flows relating to discontinued operations in the referred period are disclosed in “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Discontinued Operations” included elsewhere in this Report.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $30.0 million for the nine months ended September 30, 2021, compared to $51.5 million of cash inflow provided by operating activities for the nine months ended September 30, 2020. The net operating cash inflow for the nine months ended September 30, 2021 reflects our net income of $3.1 million, as adjusted favorably by $57.7 million, which mainly consisted of depreciation and amortization, provision for severance benefits, stock-based compensation and net foreign currency loss, and net unfavorable impact of $30.8 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $14.4 million for the nine months ended September 30, 2021, compared to $334.0 million of cash inflow provided by investing activities for the nine months ended September 30, 2020. The $348.5 million decrease in cash inflow was primarily attributable to $350.6 million of proceeds received from the sale of the Foundry Services Group business and Fab 4 in the third quarter of 2020, and a $2.0 million net increase in guarantee deposits, which were offset in part by a $3.0 million decrease in purchase of property, plant and equipment and a $1.1 million net decrease in hedge collateral.

Cash Flows from Financing Activities
Cash inflow provided by financing activities totaled $1.8 million for the nine months ended September 30, 2021, compared to $1.1 million of cash inflow provided by financing activities for the nine months ended September 30, 2020. The financing cash inflow for the nine months ended September 30, 2021 was primarily attributable to $3.9 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.7 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the nine months ended September 30, 2020 was primarily attributable to $2.7 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.0 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the nine months ended September 30, 2021, capital expenditures for property, plant and equipment were $13.4 million, a $3.0 million, or 18.3%, decrease from $16.4 million, including $5.8 million capital expenditures for discontinued operations, for the nine months ended September 30, 2020. The capital expenditures for the nine months ended September 30, 2021 and 2020 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

	(Dollars in millions)
Operating leases(1)	$4.0	$0.7	$1.5	$0.8	$0.6	$0.4	$—
Finance leases(1)	0.2	0.0	0.1	0.1	—	—	—
Water Treatment Services(1)(2)	25.0	1.0	3.9	3.8	3.7	3.7	8.9
Others(3)	16.5	3.4	7.0	5.9	0.1	0.1	—

(1)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,184.9:1, the exchange rate as of September 30, 2021.
(2)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(3)	Includes license agreements and other contractual obligations.
We lease land, office space and equipment under various operating lease agreements that expire through 2025.
We are a party to an arrangement for the water treatment facility in Gumi, Korea, which includes a
10-year
service agreement beginning July 1, 2018.
Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of September 30, 2021, our accrued severance benefits, net, totaled $37.7 million and cumulative contributions to these severance insurance deposit accounts amounted to $12.7 million.
We follow U.S. GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of September 30, 2021. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2021 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.2 million in our U.S. dollar financial instruments and cash balances.
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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Letter Agreement, dated as of August 23, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 23, 2021).

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS #	Inline XBRL Instance Document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 5, 2021	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Young Soo Woo
Young Soo Woo
Chief Financial Officer (Principal Financial Officer)