Form 10-K
period 2021-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2022-02-23
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Registrant’s telephone number, including area code:
(352) 45-62-62
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MX	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒   Yes    ☐   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes    ☒   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large Accelerated File r	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,093,768,455.
As of February 14, 2022, the registrant had 45,810,893 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form
10-K
or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
INDUSTRY AND MARKET DATA
We have made statements in this Annual Report on Form
10-K
for the year ended December 31, 2021 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.
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

Item 1. Business
General
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,150 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our standard products business includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing, servers, automotive, and industrial applications.
Our wide variety of analog and mixed-signal semiconductor products allow us to address multiple high-growth end markets and rapidly develop and introduce new products in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED products are produced using external
12-inch
foundries. Through a strategic cooperation with external
12-inch
foundries, we are managing to ensure outsourcing wafers at competitive price and produce quality products.
We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology and develop products that are in high demand by our customers and end consumers. We sold approximately 380 distinct products in the year ended December 31, 2021 with a substantial portion of our revenues derived from a concentrated number of customers.
Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games on advanced consumer electronic devices. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life.
For the year ended December 31, 2021, we generated total revenues of $474.2 million, net income of $56.7 million, Adjusted EBITDA of $70.7 million, Adjusted Operating Income of $56.1 million and Adjusted Net Income of $51.1 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income and a reconciliation to income (loss) from continuing operations prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
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

On December 30, 2020, we changed our name from “MagnaChip Semiconductor Corporation” to “Magnachip Semiconductor Corporation.”
Legacy Foundry Services Group Business
On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju known as “Fab 4” to Key Foundry Co., Ltd. This sale was part of a strategic shift in our operational focus to our standard products business. The Foundry Services Group business provided specialty analog and mixed signal foundry services mainly for fabless and Integrated Device Manufacturer semiconductor companies.
Our Products
Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automobiles, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED) and Micro light emitting diode (Micro LED) televisions. Our Display Solutions line of products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicon thin film transistor (LTPS TFT), as well as high-volume display technologies such as amorphous silicon thin film transistors
(a-Si
TFTs). Our Display Solutions products represented 43.3%, 59.0% and 59.3% of our total revenues for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs),
AC-DC/DC-DC
converters, LED drivers, regulators and power management integrated circuits (PMICs) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, automotive, and industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives. Our Power Solutions products represented 48.0%, 32.8% and 33.9% of our total revenues for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
Market Opportunity
The semiconductor market is large and is expanding its applications. Growth in this market is being driven by consumers seeking to enjoy a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games. Recently, industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting, motor drives, and automotive applications such as on board chargers, electric motor drives, electric pumps,
DC-DC
converters and powertrain inverters in hybrid & battery electric vehicle (HEV & BEV) are also driving growth in the semiconductor market. Electronics device manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall electronics device market.

The user experience delivered by a consumer electronic device is substantially driven by the quality of the display, audio and video processing capabilities and power efficiency of the device. Analog and mixed-signal semiconductors enable and enhance these capabilities. Examples of these analog and mixed-signal semiconductors include display drivers, timing controllers, audio encoding and decoding devices, or codecs, and interface circuits, as well as power semiconductors such as voltage regulators, converters and switches.
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

Our Competitive Strengths
Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•
Advanced Analog and Mixed-Signal Semiconductor Technology.
Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and analog and mixed-signal intellectual property allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of over 230 engineers as of the date of this Annual Report. Our platform allows us to develop and introduce new products quickly and integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

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

•
Return on Capital Investments and Cash Flow Generation.
We manufacture most of our Display Solutions products at external foundries. Through a strategic cooperation with external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments. We manufacture our Power Solutions products by utilizing our in-house
manufacturing facility and external foundry to address a broad portfolio of power products while we seek to maximize return on capital investments and our cash flow generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. However, from time to time, we make special investments to enhance our manufacturing capabilities by investing in new equipment and expanding our facility, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity.

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
(COG),
chip-on-film
(COF) and
chip-on-plastic
(COP) for rigid, flexible
bezel-less,
edge type, and trench type OLED displays. Our advanced display drivers incorporate Oxide,
Low-Temperature
Polycrystalline Oxide (LTPO) OLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the quality and the power efficiency of displays, including the development of our high speed interface, high quality image enhancement display data compression and optical compensation technology for OLED displays.
Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how
are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as
AC-DC/DC-DC
converters,
-LED
drivers, regulators, power management integrated circuits (PMICs), power MOSFETs and IGBTs. We believe our system-level understanding of applications such as LCD televisions, smartphones, computing, and servers, automotive, and industrial applications will allow us to more quickly develop and customize power management solutions for our customers in these markets.
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

•
Driver Interface.
Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are embedded clock point to point interface (EPI), mini-low
voltage differential signaling
(m-LVDS),
unified standard interface (USI) and mobile industry processor interface (MIPI).

•	Package Type. The assembly of display drivers typically uses COF, COG and COP package types.

•
Large Display Solutions.
We provide display solutions for a wide range of flat panel display sizes used in LCD TVs, OLED TVs, Micro LED TVs as well as IT applications such as monitors, notebook PCs, tablet PCs, automobiles and public information displays.

Our large display solutions include source and gate drivers and timing controllers with a variety of interfaces, voltages, frequencies and packages to meet customers’ needs. These products include advanced technologies such as high channel count, with products in mass production to provide up to 1,542 channels. Our large display solutions are designed to allow customers to cost-effectively meet the increasing demand for high resolution displays. We have focused extensively on reducing the die size of our large display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in large display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. We are currently focusing on growing display segments such as OLED TVs and automotive. We have recently introduced a number of new display driver ICs for OLED TV and automotive.

The table below sets forth the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for large-sized
displays:

Product	Key Features	Applications
TFT-LCD Source Drivers
•  480 to 1,542 output channels
•  6-bit
(262 thousand colors),
8-bit
(16 million colors),
10-bit
(1 billion colors)
•  Output voltage ranging from 9V to 18V
•  Low power consumption and low EMI
•  COF package types
•  EPI,
m-LVDS,
USI interface technologies
• LCD/LED TVs • Notebooks • LCD/LED monitors • Automotive

TFT-LCD Gate Drivers	• 272 to 960 output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • LCD/LED TVs • Notebooks • Automotive

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, MIPI, USI-T interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Public information display

OLED Source Drivers	• 960 output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

Micro LED Drivers*	• 552 output channels (3 Mux) • 10 bit (1 billion colors) • Output voltage: max 18V • COF package type • USI interface technology	• Micro LED TVs

*	In customer qualification stage
Mobile Display Solutions.
Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as
a-Si
TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,240x1,080) to QHD+(3,360x1,440), wide aspect ratio from 16:9 to 21:9 and flexible bezel-less,
edge type, and trench type OLED displays. In the transition to, and adoption of, 5G, fast responses and high frame rates such as 90Hz and 120Hz are becoming essential product offerings. To meet this new and evolving demand, we have developed and mass produced our OLED display driver IC, which supports 90Hz/120Hz/144Hz high frame rates.
The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
OLED
•  Resolutions of HD720, WXGA, FHD, FHD+, QHD and QHD+
•  Aspect ratio from 16:9 to 21:9
•  Color depth of 1 billion
•  MIPI, eRVDS interface
•  Logic-based OTP
•  Image enhancement IP
•  Display data compression IP
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

Power Solutions
We develop, manufacture and market power management solutions for a wide range of end-market
customers. The products include MOSFETs, IGBTs,
AC-DC/DC-DC
converters, LED drivers, regulators, power management integrated circuits (PMICs) for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances, automotive, and industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives.

•	MOSFETs. Our MOSFETs include low-voltage from 12V to 30V, medium-voltage from 40V to150V, high-voltage planar MOSFETs, 200V through 650V, and super junction MOSFETs, 500V through 900V.
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

•
IGBTs.
Our IGBTs include 650V to 1200V field stop trench IGBTs. IGBTs are used in automotive and high power industrial applications, such as UPSs, power supplies, motor drives, solar inverters, welding machines and consumer appliances.

•
AC-DC/DC-DC
Converters.
We offer
AC-DC/DC-DC
converters targeting mobile applications and high power applications like LCD, LED, and UHD televisions, notebooks, smartphones, mobile phones, set-top
boxes and display modules. We expect our
AC-DC/DC-DC
converters will meet customer’s green power requirements by featuring wide input voltage ranges, high efficiency and small size.

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
The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 12V-30V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones, mobile phones, and wearable devices • Tablet PCs, Notebooks • Desktop PCs, Servers • LCD/LED TVs • Industrial applications • Cryptocurrency miner

Medium Voltage MOSFET	• Voltage options of 40V-150V • Advanced Trench MOSFET Process • High cell density • High system efficiency • Advanced packages to enable reduction of PCB mounting area	• e-Bikes and Motor controls • Battery Management Systems • Power tools and Servers • Other computing applications (Tablet PCs, Notebooks, Desktops) • Industrial applications • Automotive*

Product	Key Features	Applications

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

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 15A to 100A	• Automotive • Industrial applications • Consumer appliances

AC-DC/DC-DC Converter
•  Wide control range for high power application (>150W)
•  Advanced BCDMOS process
•  High Precision Voltage Reference
•  Very low startup current consumption
•  Fast load and line regulation
•  Accurate output voltage
•  OCP, SCP and thermal protections
• LCD/LED/UHD TVs • Power supplies • Smartphones • Mobile phones • Notebooks • Set-top boxes

LED Backlighting Drivers
•  High efficiency, wide input
voltage range
•  Advanced BCDMOS process
•  OCP, SCP, OVP and UVLO protections
•  Accurate LED current control and multi-channel matching
•  Programmable current limit, boost up frequency
• Tablet PCs • Notebooks • Smartphones • LED/UHD TVs • LED monitors

Product	Key Features	Applications

Digital Controlled LED Driver	• Multi-channel constant current control • 12Bit gray scale with SPI	• Digital signage

LED Lighting Drivers
•  High efficiency, wide input
voltage range
•  Simple solutions with external components fully integrated
•  Advanced high voltage BCDMOS process
•  Accurate LED current control and high power factor and low THB
• AC and DC LED lighting

Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes • LDO (Low Drop Out — Linear Regulator)	• Smartphones and Mobile phones • Notebooks • Computing applications

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Computing applications

Logic PMIC	• High current boost • Integrated pass transistor • LDO • 3channel high current buck • Negative Charge Pump • 2channel buffer Op-Amp. • Tiny Wafer Level CSP	• Notebooks • Tablet PCs

*	In customer qualification stage
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
end-market
applications to each of our customers.
We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located
with our design center in Korea, as well as our local sales and support offices and sales liaisons in Japan, Greater China, Taiwan and Europe. We have a network of agents and distributors in United States, Europe and the Asia Pacific region. For the years ended December 31, 2021, 2020 and 2019, we derived 62%, 75% and 75% of net sales from our standard products business through our direct sales force, respectively, and 38%, 25% and 25% of net sales from our standard products business through our network of authorized agents and distributors, respectively.
Customers
We sell our Display Solutions and Power Solutions products to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. For the years ended December 31, 2021, 2020 and 2019, our ten largest customers accounted for 79.8%, 87.6% and 89.5% of net sales from our standard products business, respectively. Our arrangements with and reliance on key customers, particularly customers for our display products, may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the year ended December 31, 2021, sales to Samsung Display represented 42.5% of net sales from our standard products business and 89.7% of our Display Solutions division’s net sales, and SAMT represented 10.4% of net sales from our standard products business and 19.8% of our Power Solutions division’s net sales. For the year ended December 31, 2020, sales to Samsung Display represented 56.2% of net sales from our standard products business and 87.5% of our Display Solutions division’s net sales. For the year ended December 31, 2019, sales to Samsung Display represented 53.8% of net sales from our standard products business and 84.5% of our Display Solutions division’s net sales. For the year ended December 31, 2021, we recorded revenues of $6.1 million from customers in the US and $427.0 million from all foreign countries, of which 47.2% was from Greater China, 26.6% from Korea and 18.9% from Vietnam. For the year ended December 31, 2020, we recorded revenues of $5.1 million from customers in the US and $460.4 million from all foreign countries, of which 61.9% was from Greater China, 23.1% from Korea and 10.8% from Vietnam. For the year ended December 31, 2019, we recorded revenues of $2.4 million from customers in the US and $482.4 million from all foreign countries, of which 68.2% was from Greater China and 27.5% from Korea. All information pertaining to the geographic source of revenues is with respect to the geographic location to which our products are billed.
Intellectual Property
As of December 31, 2021, our portfolio of intellectual property assets included approximately 1,004 registered patents and 142 pending patent applications. Approximately 490 and 46 of our patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 514 registered patents and 96 pending applications that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 19 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.
See “Item 1A. Risk Factors—Risks Related to Our Business—Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, proprietary technology and know-how,
as well as our ability to operate without infringing the proprietary rights of others.”
National Core Technology
Under the Act on Prevention of Leakage and Protection of Industrial Technology of Korea (the “ITA”), any export (including various means of outflow such as sale or transfer outside Korea) of technology designated as “national core technology” (“National Core Technology” or “NCT”) by the Korean Ministry of Trade, Industry and Energy (the “MOTIE”) requires the filing of a prior-report with, and the acceptance of the same by, the MOTIE. Any such export of NCT without the acceptance of the prior report with the MOTIE may be subject to corrective orders by the relevant authorities, and failure to comply with such corrective orders may potentially result in criminal liabilities.

The Notification Regarding Designation of National Core Technologies issued by the MOTIE was amended on July 14, 2021 to add certain technologies to the list of National Core Technology designated by the MOTIE, and the amended list includes the design technology for OLED Display Driver IC for driving display panels (“OLED DDI”). In the ordinary course of business, our Korean subsidiary may provide certain information relating to its products, including OLED DDI, to customers, suppliers or vendors, and such disclosure of information may be subject to the
NCT-related
regulations under the ITA, and therefore the MOTIE’s acceptance of prior-reports. Since the amendment of the foregoing NCT list in July 2021, we have filed prior-reports with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports have thus far been accepted by the MOTIE.
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
Human Capital
Our worldwide workforce consisted of 890 employees (full- and part-time) as of December 31, 2021, of which 188 were involved in sales, marketing, general and administrative, 232 in research and development (including 100 with advanced degrees), 41 in quality, reliability and assurance, and 429 in manufacturing (comprised of 46 in engineering and 383 in operations, maintenance and others). Our employees leverage their extensive expertise in engineering, design and process to accelerate the advancement of technology and be leaders in our industry. We pride our company on being a great workplace where employees from diverse backgrounds can reach their full potential.
Labor Unions
As disclosed in previous reports, we have a labor union at our Korean subsidiary (the “First Union”). On Sep 16, 2021, the formation of a second labor union at our Korean subsidiary (the “Second Union”) was approved by the local authorities (the First Union and the Second Union are collectively referred to as the “Magnachip Semiconductor Labor Unions”). Both the First Union and the Second Union are members of a supervisory association named “Federation of Korean Trade Unions.” The First Union represents member employees who are factory workers and the Second Union represents member employees who are office workers, in both cases at our Korean subsidiary.
As of December 31, 2021, of the 868 employees at our Korean subsidiary, 389 were represented by the First Union, and 82 employees were represented by the Second Union. Approximately 53% of our employees at our Korean subsidiary were represented by the Magnachip Semiconductor Labor Unions.
See “Item 1A. Risk Factors—Risks Related to Our Business—If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which would adversely affect our revenues and profitability.”

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

Safety and Wellness
During and after the ongoing
COVID-19
pandemic, our top priority is ensuring health and safety of our employees and their families. We built a companywide control tower to provide appropriate response guidance as the pandemic has evolved, and have secured internal/external capabilities to respond to emergencies systematically. In response to the ongoing
COVID-19
pandemic, we quickly instituted infrastructure to support remote working, so that our employees could work from home in a safe and stable environment. In addition, we have installed safety facilities within our business sites.
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
Raw Materials
We use processes that require specialized raw materials that are generally available from a limited number of suppliers. We continue to attempt to qualify additional suppliers for our raw materials. The Securities and Exchange Commission (the “SEC”), as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. The implementation of these requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. See “Item 1A. Risk Factors—Risks Related to Our Business—Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.”
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
Gangnam-gu,
Seoul 06168, Korea Attention: General Counsel and Secretary; the telephone number at that address is
82-2-6903-3666.
Information About Our Executive Officers
The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	57	Director and Chief Executive Officer
Shin Young Park	41	Chief Financial Officer
Theodore Kim	52	Chief Compliance Officer, General Counsel and Secretary
Woung Moo Lee	59	General Manager of Worldwide Sales
Chan Ho Park	58	General Manager of Power Solutions
Young-Joon (YJ) Kim, Director, Member of the Risk Committee and Chief Executive Officer.
Mr. YJ Kim became our Chief Executive Officer in May 2015 and has also served as a director on our Board since that time. In February 2020, Mr. Kim assumed the additional role of General Manager of the Display business to capitalize on attractive growth opportunities in OLED display and other relevant emerging markets. He also served as the acting General Manager of Foundry Services Group from January 2019 until the completion of the sale of the Foundry Services Group and the factory in Cheongju (“Fab 4”) on September 1, 2020. Mr. Kim joined our company in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. Prior to joining our company, Mr. Kim held a variety of senior management roles at several global semiconductor firms in a career spanning about 34 years. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, wireless base station, workstations and servers. Immediately before joining our company, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the OCTEON Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded
API Networks, a joint venture between Samsung and Compaq, where he served as the head of product management, worldwide sales and business development for Alpha processors. Prior to API Networks, Mr. Kim served as Director of Marketing at Samsung Semiconductor, Inc. from 1996 to 1998. Mr. Kim began his career as a product engineer at Intel Corporation in 1988. Mr. Kim holds B.S. and M. Eng. degrees in Electrical Engineering from Cornell University. Our Board has concluded that Mr. YJ Kim is a valuable member of the Board based on his understanding of our company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.
Shin Young Park, Chief Financial Officer
.
Ms. Shin Young Park became our Chief Financial Officer in January 2022 and became our Chief Accounting Officer in March 2020. Ms. Park previously served as our Corporate Controller from November 2018 to February 2020. Prior to that, she served as the SEC Reporting and Accounting Director from April 2015 to October 2018. Before joining Magnachip in April 2014, from 2005 to March 2014, Ms. Park served in various senior advisory and audit service positions at Deloitte, a public accounting firm. From 2005 to 2009, she worked at Deloitte & Touche in Chicago, Illinois; from 2009 to 2011 and then from 2013 to March 2014, she worked at Deloitte Anjin in Seoul, South Korea; and from 2011 to 2013, she worked at Deloitte in London, U.K. Ms. Park holds a B.A. degree in Business Administration from Sogang University, Seoul, Korea, and a Master’s degree in Hospitality Industry Studies from New York University.
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
Risk Factors Summary
The following is a summary of the risk factors included herein.

•	We manufacture our products based on our estimates of customer demand, and if our estimates are incorrect, our financial results could be negatively impacted.

•	A significant portion of our sales comes from a relatively limited number of customers, the loss of which could adversely affect our financial results.

•	The average selling prices of our semiconductor products have at times declined rapidly and will likely do so in the future, which could harm our revenue and gross profit.

•	We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.

•	Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations.

•	Expanded trade restrictions may limit our ability to sell to certain customers.

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

•	We cannot guarantee that our share repurchase program will be successfully consummated, or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.

•	Our Rights Plan and provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products, particularly our display products, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2021, 2020 and 2019, our ten largest customers accounted for 79.8%, 87.6% and 89.5% of net sales from our standard products business, respectively. For the year ended December 31, 2021, sales to Samsung Display represented 42.5% of net sales from our standard products business and 89.7% of our Display Solutions division’s net sales, and SAMT represented 10.4% of net sales from our standard products business and 19.8% of our Power Solutions division’s net sales. For the year ended December 31, 2020, sales to Samsung Display represented 56.2% of net sales from our standard products business and 87.5% of our Display Solutions division’s net sales. For the year ended December 31, 2019, sales to Samsung Display represented 53.8% of net sales from our standard products business and 84.5% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products within a short period of time could adversely affect our business.
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
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2021 due to a relatively stronger Korean won during the period. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2021, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $344.4 million. Our Dutch subsidiary uses the U.S. dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.
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
As of December 31, 2021, 471 employees, or approximately 53% of our employees, were represented by the Magnachip Semiconductor Labor Unions. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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
Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers. These factors could cause a negative impact on our results of operations.
We depend on successful parts and materials procurement for our manufacturing processes, and a shortage or increase in the price of these materials could interrupt our operations and result in a decline of revenues and results of operations.
We procure materials and electronic and mechanical components from international sources and original equipment manufacturers. We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components, some of which, such as silicon wafers, are specialized raw materials that are generally only available from a limited number of suppliers. If demand increases or supply decreases for any reason, the costs of our raw materials could significantly increase. For example, worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, have been constrained in recent years due to an increased demand for silicon. We from time to time may enter into multi-year agreements, which specify future quantities and pricing of materials to be supplied by the vendors of these materials; however, this option may not be available to us and we cannot assure that supply increases will match demand increases. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, revenues and results of operations will decline.
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
We could suffer adverse tax and other financial consequences as a result of changes in, or differences in the interpretation of, applicable tax laws, or the adoption of new U.S. or international tax legislation.
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
Our provision for income taxes is subject to volatility and could be negatively affected by earnings being (i) lower than anticipated in jurisdictions that have lower statutory tax rates or (ii) higher than anticipated in jurisdictions that have higher statutory tax rates. In addition, our provision for income taxes could be negatively affected by changes in the valuation of our deferred tax assets and liabilities, changes to global intangible low-tax
income tax laws, transfer pricing adjustments, or changes in tax laws, regulations, or accounting principles.
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
Expanded trade restrictions imposed by South Korea may limit our ability to sell to certain customers or engage in any potential strategic opportunities.
Under the ITA, any export (including various means of outflow, such as sale or transfer outside Korea) of National Core Technology by MOTIE requires the filing of a prior-report with, and the acceptance of the same by, the MOTIE. Any such export of NCT without the acceptance of the prior-report with the MOTIE may be subject to corrective orders by the relevant authorities, and failure to comply with such corrective orders may potentially result in criminal liabilities.
The Notification Regarding Designation of National Core Technologies issued by the MOTIE was amended on July 14, 2021 to add certain technologies to the list of National Core Technology designated by the MOTIE, and the amended list includes the design technology for OLED DDI. In the ordinary course of business, our Korean subsidiary may provide certain information relating to its products, including OLED DDI, to customers, suppliers or vendors, and such disclosure of information may be subject to the
NCT-related
regulations under the ITA, and therefore the MOTIE’s acceptance of prior reports. Since the amendment of the foregoing NCT list in July 2021, we have filed prior-reports with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports have thus far been accepted by the MOTIE.
There is no assurance, however, that any future prior-reports for the export of our product-related information will be accepted by the MOTIE. In the event that any future prior-report is not accepted, we may be unable to continue our business with the overseas customers, suppliers or vendors, including the manufacturing and delivery of our OLED DDI products.
In addition, in the event that there is any M&A transaction with respect to our Korean subsidiary that results in non-Korean
ownership of 50% or more, or exertion of control over the appointment of officers/management by a non-Korean
person or entity as the largest shareholder, a prior-report with and the acceptance by the MOTIE is required under the ITA. There is no assurance that any report for an M&A transaction involving non-Korean
acquirers or investors will be accepted by the MOTIE when such transaction is pursued in the future.
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
We license certain intellectual property from third parties. The termination of key third-party licenses relating to the use of intellectual property in our products and our design processes would adversely affect certain areas of our business.
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
Since 2015, our Korean subsidiary has been subject to
K-ETS,
a new set of greenhouse gas emissions regulations, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under
K-ETS,
our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing emissions or purchasing allowances from other participants or the government in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations. During the first implementation period from 2015 to 2017 and second implementation period from 2018 to 2020, we did not exceed the allocated emission amount. Our Korean subsidiary has been allocated emissions allowance in the third implementation period from 2021 to 2025, and we do not expect to exceed the allocated emission amount during the third implementation period. If, however, our Korean subsidiary exceeds the allocated emission amount the third implementation period, we will be required to pay for the excess emissions and may be subject to other regulatory action. We will continue to monitor our compliance with the emissions allowance on a yearly basis. In addition, from time to time, if we assess that we have excess allowances, we may sell such excess allowances to manufacturers in the emission market in Korea.

Furthermore, the Korean legislature enacted the Framework Act on Carbon Neutrality and Green Growth for Responding to Climate Change (the “
Carbon Neutrality Framework Act
”) on September 24, 2021. The Carbon Neutrality Framework Act aims to reduce greenhouse gas emissions by more than 35% by 2030 (compared to 2018) and proclaims the achievement of carbon neutrality by 2050 as a national vision. The Carbon Neutrality Framework Act is significant in that it legislates carbon neutrality and greenhouse gas reduction objectives, and enables the central administrative agencies, local governments and public institutions to implement various measures towards such objectives.
On November 11, 2021, the Korean Ministry of Environment announced the proposed enactment of the Enforcement Decree of the Carbon Neutrality Framework Act (the “
Proposed Enforcement Decree
”). The Proposed Enforcement Decree aims to provide details required for the execution of items prescribed under the Carbon Neutrality Framework Act. The key provisions of the Proposed Enforcement Decree include those setting the mid-
to long-term greenhouse gas
reduction goal at 40% and implementing the climate change impact assessment scheme. It is anticipated that the Carbon Neutrality Framework Act, which aims to promote the harmonious development of the economy and the environment in conjunction with active greenhouse gas reduction measures, will serve as the foundation for the government’s climate change response policy going forward. The Proposed Enforcement Decree will be promulgated after regulatory review and deliberation by the Ministry of Government Legislation.
Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.
Enacted on January 26, 2021 and effective as of January 27, 2022 in Korea, the SAPA will impose enhanced liability exposure for workplace accidents. The legislative goal of the SAPA is to prevent serious accidents by prescribing punishments and punitive damages liability for business owners or responsible management personnel who have violated safety and health measures in the event of such serious accidents (serious industrial accidents and serious civil accidents). Since the law applies to businesses in Korea with 50 or more full-time employees starting from January 27, 2022, our Korean subsidiary becomes subject to the law after the effective date. According to the SAPA, if a serious occupational accident occurs that results in at least one deceased person, at least two persons wounded for six months or more, or at least three persons suffering from occupational diseases within a one year period, if the “business owners or responsible management personnel” of the relevant business place is found to have failed to perform its “obligation to secure safety and health,” that person may be subject to imprisonment for up to 7 year or a fine of up to KRW 100 million (in case of death, imprisonment for not less than 1 year or a fine of not less than KRW 1 billion). Relevant responsible management personnel will also be required to spend more time, effort and cost to comply with the SAPA and perform the necessary additional duties imposed by the law to ensure compliance.
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
Our business, results of operations and financial condition and prospects may be materially and adversely affected by the ongoing
COVID-19
pandemic or any future pandemic, epidemic or outbreak of any other highly infectious disease.
As a result of
COVID-19,
including the emergence of various variants, including Delta and Omicron, governments in affected countries have imposed travel bans, quarantines and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial business restrictions and lockdown measures and may continue to impose similar policies in the future from time to time in response to further outbreaks of the virus. Private sector companies have also taken precautionary measures, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions have had, and these and future prevention and mitigation measures, may continue to have, an adverse impact on global economic conditions, which could materially adversely affect our future operations.
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
The full extent to which
COVID-19,
or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations and causes disruptions on our customers, end-users,
overall demand for our products, supply chain, and the related financial impact to us, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available
COVID-19
vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. Should such disruptions continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition (including liquidity). Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.
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
We cannot guarantee that our share repurchase program will be successfully consummated, or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
On December 21, 2021, the Board of Directors authorized us to repurchase up to $75.0 million of our outstanding common stock and we entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37.5 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid JPM $37.5 million in cash and received an initial delivery of 994,695 shares of our common stock. Upon final settlement of the ASR Agreement, which is expected to occur during the fiscal quarter ending March 31, 2022, we may be entitled to receive additional shares of common stock from JPM or, under certain circumstances specified in the ASR Agreement, we may be required to deliver shares of common stock or make a cash payment, at its option, to JPM. This share repurchase program under the ASR Agreement could affect the price of our common stock, increase volatility and diminish our cash reserves.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Stockholders’ Equity and Stock-Based Compensation” for more information.
Significant ownership of our common stock by certain stockholders could adversely affect our other stockholders.
The concentration of ownership of our common stock by certain stockholders may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our public stockholders do not view as beneficial. For example, any concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.
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
On December 12, 2021, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of our common stock, par value $0.01 per share, outstanding at the close of business on December 23, 2021. Each Right, once exercisable, will entitle the registered holder to purchase one one-thousandth
of a share of our Series
A-1
Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $80, subject to certain adjustments (the “Purchase Price”). Under certain circumstances, if a person or group acquires 12.5% (or 20% in the case of a passive institutional investor) or more of our outstanding common stock, each Right (other than Rights held by the person or group triggering their exercise) will enable the holder thereof to purchase, for the Purchase Price, a number of shares of common stock having a market value of twice the Purchase Price. The Rights expire at the close of business on December 12, 2022 unless earlier redeemed or exchanged by us. Because the Rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. See “Item 8. Financial Statements and Supplementary Data—Note 22. Earnings (Loss) Per Share—Rights Plan” in this Report for more information.
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
We have not historically paid cash dividends and do not currently have any dividend or distribution policy. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, unless the Board implements a future dividend or distribution policy, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our manufacturing operations take place in a single fabrication facility located in Korea in Gumi. Our facility has a capacity of approximately 34,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.35 to 0.50 microns. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.
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
See also “Item 1A. Risk Factors” in this Report for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “MX.”
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 30, 2016 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2021. The graph assumes that $100 was invested on December 30, 2016 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31, 2021.
Comparison of Cumulative Total Return*
Among Magnachip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)
Indexed Returns

Company/Index	Base Period 12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Magnachip Semiconductor Corporation	100	160.48	100.16	187.26	218.06	338.23
S&P 500 Index	100	119.42	111.97	145.52	167.77	212.89
Philadelphia Semiconductor Index	100	138.23	127.44	204.05	308.39	435.33
Holders
The approximate number of record holders of our outstanding common stock as of February 14, 2022 was 70. This number does not include beneficial owners for whom shares are held by nominees in street name.
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
Issuer Purchases of Equity Securities
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
October 2021	—	—	—	—
November 2021	—	—	—	—
December 2021	994,695	$20.18	994,695	$54,927

Total	994,695			$54,927

(1)
On December 21, 2021, the Company’s Board of Directors authorized the Company to repurchase up to $75 million of the Company’s common stock. As an immediate step towards implementing the approved stock repurchase program, the Company entered into an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association to repurchase an aggregate of $37.5 million of the Company’s common stock.

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Stockholders’ Equity and Stock-Based Compensation” in this Report for a description of the Accelerated Stock Repurchase Program.
Rights Plan
For information on our rights plan, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 22. Earnings (Loss) Per Share—Rights Plan” in this Report.

Item 6. [Reserved]
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
Overview
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT applications, consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,150 registered patents and pending applications and extensive engineering and manufacturing process expertise.
Our standard products business includes our Display Solutions and Power Solutions business lines.
Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automobiles, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED) and Micro light emitting diode (Micro LED) televisions. Our Display Solutions products support some of the industry’s most advanced display technologies, such as OLEDs, low temperature polysilicons thin film transistors (LTPS TFTs), as well as high-volume display technologies such as amorphous silicon thin film transistors
(a-Si
TFTs). Since 2007, we have designed and manufactured OLED display driver integrated circuit (IC) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to WQHD (Wide Quadruple High Definition) for applications including smartphones, TVs, and other mobile devices.
Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in communications, consumer, computing, servers, automotive, and industrial applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs),
AC-DC/DC-DC
converters, LED drivers, regulators and power management integrated circuits (PMICs) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electrics, automotive, and industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives.
Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED products are produced using external
12-inch
foundries. Through a strategic cooperation with external
12-inch
foundries, we are managing to ensure outsourcing wafers at competitive price and produce quality products.
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
In contrast to completely fabless semiconductor companies, our internal manufacturing capacity provides us with greater control over certain manufacturing costs and the ability to implement process and production improvements for our internally manufactured products, which can favorably impact gross profit margins. Our internal manufacturing capacity also allows for better control over delivery schedules, improved consistency over product quality and reliability and improved ability to protect intellectual property from misappropriation on these internally manufactured products. However, having internal manufacturing capacity exposes us to the risk of under-utilization of manufacturing capacity that results in lower gross profit margins, particularly during downturns in the semiconductor industry.
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
and
8-inch
wafer capacity, such as organic light emitting diodes (OLED). We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external
12-inch
foundry starting in the second half of 2015 and we have started outsourcing
8-inch
wafer for OLED TV IC after the sale of our fabrication facility located in Cheongju. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly under the current global shortage of foundry services. Although we are working strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.
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
Recent Developments
Accelerated Stock Repurchase Program
On December 21, 2021, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock and we entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPM to repurchase an aggregate of $37.5 million of our common stock.
Pursuant to the terms of the ASR Agreement dated December 21, 2021, we paid to JPM $37.5 million in cash and received an initial delivery of 994,695 shares of our common stock in the open market for an aggregate purchase price of $20.1 million and a price per share of $20.18 on December 22, 2021.
As of December 31, 2021, we accounted for the remaining portion of the ASR Agreement as a forward contract indexed to our common stock and recorded $17.4 million in additional paid-in
capital in stockholders’ equity in our consolidated balance sheets. The final number of shares to be delivered will be based on our volume-weighted average stock price under the terms of the ASR Agreement less an agreed upon discount.
The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances under which the ASR Agreement may be accelerated, extended or terminated early by JPM and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement is expected to occur during the fiscal quarter ending March 31, 2022.
Additional details about the ASR Agreement are contained in the Current Report on Form
8-K
filed by us with the SEC on December 21, 2021.
Rights Plan
We entered into a Rights Agreement, dated as of December 13, 2021, with American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”), and the Board of Directors authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of our common stock, par value $0.01 per share, outstanding at the close of business on December 23, 2021. Each Right, once exercisable, will entitle the registered holder to purchase from us one one-thousandth
of a share of Series
A-1
Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $80, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by us or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 12.5% (or 20% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934) or more of our outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as our Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after (and not including) the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of our outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on December 12, 2022, unless redeemed or exchanged prior to that time.
If any person or group of affiliated or associated persons becomes an Acquiring Person, then, after the Distribution Date, each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons or transferees thereof) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock having a market value of twice the Purchase Price. Alternatively, if, after any person or group of affiliated or associated persons becomes an Acquiring Person, (1) we are involved in a merger or other business combination in which we are not the surviving corporation or our common stock is changed into or exchanged for other securities or assets; or (2) we or one or more of our subsidiaries sell or otherwise transfer assets or earning power aggregating more than 50% of the assets or earning power of us and our subsidiaries, taken as a whole, then each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or in certain circumstances, an affiliate) having a market value of twice the Purchase Price.
Additional details about the Rights Agreement are contained in the Current Report on Form
8-K
filed by us with the SEC on December 14, 2021.
The Terminated Merger
On March 25, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Parent”), formed by an affiliate of Wise Road Capital LTD, and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, and subject to the terms and conditions thereof, Merger Sub would be merged with and into us (the “Merger”), with us continuing our corporate existence as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent.
The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. We and Parent were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw our joint filing. In connection therewith, we and Parent entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), which was attached as Exhibit 10.1 in our Current Report on
Form 8-K, dated
December 13, 2021.
On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after our receipt of a fee of $51.0 million from Parent and a new standby letter of credit, which secures a deferred fee of $19.2 million from Parent due on or before March 31, 2022.
We recorded in our consolidated statement of operations $70.2 million income as part of merger-related costs (income), net for the year ended December 31, 2021, and in our consolidated balance sheet a $19.2 million deferred fee as other receivables at December 31, 2021.
Global Semiconductor Chip Shortage
Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacity. As a result, we may experience increased costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. Specifically, if we are unable to secure manufacturing capacity from the external foundries we rely on, our ability to deliver products to our customers may be negatively impacted. Also, this shortage of manufacturing capacity may lead to an increase in our manufacturing costs which we may not be fully able to pass on to our customers. Total revenues for the year ended December 31, 2021 were negatively impacted by these persisting supply shortages, in particular for 28nm
12-inch
OLED wafers.
In an effort to minimize the potential adverse impact of the supply shortage, we are working strategically with certain external foundries to help ensure long-term wafer capacity. If these efforts are unsuccessful, however, such shortage could limit our ability to meet demand for our products in the future, which would adversely affect our reputation and competitive position, resulting in a negative impact on results of operations.
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
Voluntary Resignation Program
On October 16, 2020, we commenced a voluntary resignation program (the “Program”), which was available for all employees. In connection with the Program, we recorded in our consolidated statement of operations $4.4 million of termination related charges within “early termination and other charges, net” for the year ended December 31, 2020.
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
We experienced some minor disruption in our Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, our external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. We are, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on future results of operations due to numerous uncertainties. The extent to which the
COVID-19
pandemic impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the
COVID-19
pandemic, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain the
COVID-19
pandemic or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of
COVID-19
cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of our customers and suppliers were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
We continue to closely monitor and evaluate the nature and scope of the impact of the
COVID-19
pandemic to our business, consolidated results of operations, and financial condition, and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this ongoing and uncertain global health crisis and the resulting global economic consequences.
Explanation and Reconciliation of
Non-U.S. GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net, (iv) loss on early extinguishment of borrowings, net, (v) inventory reserve related to Huawei impact of downstream trade restrictions, (vi) expenses related to Fab 3 power outage, (vii) merger-related costs (income), net and (viii) early termination and other charges, net. EBITDA for the periods indicated is defined as income (loss) from continuing operations before interest expense (income), net, income tax expense (benefit), and depreciation and amortization.
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

•
we believe that Adjusted EBITDA is commonly requested and used by securities analysts, investors and other interested parties in the evaluation of a company as an enterprise level performance measure that eliminates the effects of financing, income taxes and the accounting effects of capital spending, as well as other one time or recurring items described above; and

•
we believe that Adjusted EBITDA is useful for investors, among other reasons, to assess a company’s period-to-period
core operating performance and to understand and assess the manner in which management analyzes operating performance.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. A reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Income (loss) from continuing operations	$56.7	$57.1	$(20.4)
Interest expense (income), net	(1.2)	15.4	19.5
Income tax expense (benefit)	17.3	(46.2)	2.2
Depreciation and amortization	14.2	11.1	10.3

EBITDA	$87.0	$37.4	$11.6
Adjustments:
Equity-based compensation expense(a)	7.7	6.3	6.1
Foreign currency loss, net(b)	11.9	0.4	22.3
Derivative valuation loss (gain), net(c)	(0.1)	(0.1)	0.3
Loss on early extinguishment of borrowings, net(d)	—	0.8	0.0
Inventory reserve related to Huawei impact of downstream trade restrictions(e)	(1.5)	1.5	—
Expenses related to Fab 3 power outage(f)	—	1.2	—
Merger-related costs (income), net(g)	(35.5)	0.7	—
Early termination and other charges, net(h)	1.3	5.0	0.6

Adjusted EBITDA	$70.7	$52.9	$40.9

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

(d)
For the year ended December 31, 2020, this adjustment eliminates $0.8 million in expenses related to the full redemption of our outstanding 2021 Notes in the fourth quarter of 2020. For the year ended December 31, 2019, this adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.

(e)
For the year ended December 31, 2020, this adjustment eliminates the impact of excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. For the year ended December 31, 2021, this adjustment eliminates a reversal of such inventory charge as such reserved inventory was subsequently sold to certain other customers. As this charge and the timing of its reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(f)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(g)
For the year ended December 31, 2021, this adjustment eliminates $70.2 million income from the recognition of termination fee from the Parent as a result of the termination of the merger transaction. For the years ended December 31, 2021 and 2020, respectively, this adjustment eliminates non-recurring
professional service fees and expenses of $34.7 million and $0.7 million, incurred in connection with the contemplated merger transaction. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(h)
For the year ended December 31, 2021, this adjustment eliminates $3.4 million non-recurring
professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by $1.4 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi (which was closed during the year ended December 31, 2018), and $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter of 2021. For the year ended December 31, 2020, this adjustment eliminates $4.4 million of charges related to the reduction of workforce under the Program and $0.6 million of non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the year ended December 31, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee during the three months ended March 31, 2019. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense, (ii) inventory reserve related to Huawei impact of downstream trade restrictions, (iii) expenses related to Fab 3 power outage, (iv) merger-related costs (income), net and (v) early termination and other charges.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Operating income	$83.4	$27.0	$23.7
Adjustments:
Equity-based compensation expense(a)	7.7	6.3	6.1
Inventory reserve related to Huawei impact of downstream trade restrictions(b)	(1.5)	1.5	—
Expenses related to Fab 3 power outage(c)	—	1.2	—
Merger-related costs (income), net(d)	(35.5)	0.7	—
Early termination and other charges(e)	2.0	5.0	0.6

Adjusted Operating Income	$56.1	$41.6	$30.4

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the year ended December 31, 2020, this adjustment eliminates the impact of excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. For the year ended December 31, 2021, this adjustment eliminates a reversal of such inventory charge as such reserved inventory was subsequently sold to certain other customers. As this charge and the timing of its reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(c)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(d)
For the year ended December 31, 2021, this adjustment eliminates $70.2 million income from the recognition of termination fee from the Parent as a result of the termination of the merger transaction. For the years ended December 31, 2021 and 2020, respectively, this adjustment eliminates non-recurring
professional service fees and expenses of $34.7 million and $0.7 million, incurred in connection with the contemplated merger transaction. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(e)
For the year ended December 31, 2021, this adjustment eliminates $3.4 million non-recurring
professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by $1.4 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi (which was closed during the year ended December 31, 2018). For the year ended December 31, 2020, this adjustment eliminates $4.4 million of charges related to the reduction of workforce under the Program and $0.6 million of non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the year ended December 31, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee during the three months ended March 31, 2019. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as income (loss) from continuing operations, adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net, (iv) loss on early extinguishment of borrowings, net, (v) inventory reserve related to Huawei impact of downstream trade restrictions, (vi) expenses related to Fab 3 power outage,

(vii) merger-related costs (income), net, (viii) early termination and other charges, net, (ix) GAAP and cash tax expense difference and (x) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in millions, except per share data)
Income (loss) from continuing operations	$56.7	$57.1	$(20.4)
Adjustments:
Equity-based compensation expense(a)	7.7	6.3	6.1
Foreign currency loss, net(b)	11.9	0.4	22.3
Derivative valuation loss (gain), net(c)	(0.1)	(0.1)	0.3
Loss on early extinguishment of borrowings, net(d)	—	0.8	0.0
Inventory reserve related to Huawei impact of downstream trade restrictions(e)	(1.5)	1.5	—
Expenses related to Fab 3 power outage(f)	—	1.2	—
Merger-related costs (income), net(g)	(35.5)	0.7	—
Early termination and other charges, net(h)	1.3	5.0	0.6
GAAP and cash tax expense difference(i)	0.9	(43.9)	—
Income tax effect on non-GAAP adjustments(j)	9.7	(0.5)	—

Adjusted Net Income	$51.1	$28.3	$9.0

Reported earnings (loss) per share—basic	$1.26	$1.62	$(0.59)
Reported earnings (loss) per share—diluted	$1.21	$1.35	$(0.59)
Weighted average number of shares—basic	44,879,412	35,213,525	34,321,888
Weighted average number of shares—diluted	47,709,373	46,503,586	34,321,888
Adjusted earnings per share—basic	$1.14	$0.80	$0.26
Adjusted earnings per share—diluted	$1.09	$0.73	$0.25
Weighted average number of shares—basic	44,879,412	35,213,525	34,321,888
Weighted average number of shares—diluted	47,709,373	46,503,586	35,405,077

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
(d)
For the year ended December 31, 2020, this adjustment eliminates $0.8 million in expenses related to the full redemption of our outstanding 2021 Notes in the fourth quarter of 2020. For the year ended December 31, 2019, this adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.

(e)
For the year ended December 31, 2020, this adjustment eliminates the impact of excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. For the year ended December 31, 2021, this adjustment eliminates a reversal of such inventory charge as such reserved inventory was subsequently sold to certain other customers. As this charge and the timing of its reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(f)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(g)
For the year ended December 31, 2021, this adjustment eliminates $70.2 million income from the recognition of termination fee from the Parent as a result of the termination of the merger transaction. For the years ended December 31, 2021 and 2020, respectively, this adjustment eliminates non-recurring
professional service fees and expenses of $34.7 million and $0.7 million, incurred in connection with the contemplated merger transaction. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(h)
For the year ended December 31, 2021, this adjustment eliminates $3.4 million non-recurring
professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by $1.4 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi (which was closed during the year ended December 31, 2018), and $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter of 2021. For the year ended December 31, 2020, this adjustment eliminates $4.4 million of charges related to the reduction of workforce under the Program and $0.6 million of non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the year ended December 31, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee during the three months ended March 31, 2019. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(i)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.
(j)
For the years ended December 31, 2021 and 2020, income tax effect on non-GAAP
adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP
adjustments. For the year ended December 31, 2021, income tax effect on non-GAAP
adjustments related to our Korean subsidiary and the U.S parent entity were $2.8 million and $6.9 million, respectively. For the year ended December 31, 2020, income tax effect on non-GAAP
adjustments related to our Korean subsidiary was $0.5 million. For the year ended December 31, 2019, there was no tax impact from the adjustments to net income (loss) from continuing operations to calculate our Adjusted Net Income due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

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
Factors Affecting Our Results of Operations
Net
Sales.
We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of mobile OLED products to external
12-inch
foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2021, 2020 and 2019, we sold products to 177, 178 and 180 customers, respectively, and our net sales to our ten largest customers represented 80%, 88% and 90% of our net sales—standard products business, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2021, approximately 98% of our employees were eligible for severance benefits.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2021, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $344.4 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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

Results of Operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our total revenues:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Amount	% of Total revenues
	(Dollars in millions)
Consolidated statements of operations data:
Revenues
Net sales—standard products business	$433.1	91.3%	$465.5	91.8%	$484.8	93.1%
Net sales—transitional Fab 3 foundry services	41.1	8.7	41.5	8.2	35.8	6.9

Total revenues	474.2	100.0	507.1	100.0	520.7	100.0
Cost of sales
Cost of sales—standard products business	283.5	59.8	338.4	66.7	368.5	70.8
Cost of sales—transitional Fab 3 foundry services	37.2	7.8	40.3	8.0	35.8	6.9

Total cost of sales	320.7	67.6	378.7	74.7	404.3	77.6

Gross profit	153.5	32.4	128.3	25.3	116.4	22.4
Selling, general and administrative expenses	52.4	11.1	50.0	9.9	47.6	9.1
Research and development expenses	51.2	10.8	45.7	9.0	45.0	8.6
Merger-related costs (income), net	(35.5)	(7.5)	0.7	0.1	—	—
Early termination and other charges, net	2.0	0.4	5.0	1.0	0.1	0.0

Operating income	83.4	17.6	27.0	5.3	23.7	4.6
Interest expense	(1.4)	(0.3)	(18.1)	(3.6)	(22.2)	(4.3)
Foreign currency loss, net	(11.9)	(2.5)	(0.4)	(0.1)	(22.3)	(4.3)
Loss on early extinguishment of borrowings, net	—	—	(0.8)	(0.2)	(0.0)	(0.0)
Others, net	3.8	0.8	3.1	0.6	2.6	0.5

	(9.4)	(2.0)	(16.2)	(3.2)	(41.9)	(8.1)

Income (loss) from continuing operations before income tax expense	74.0	15.6	10.8	2.1	(18.2)	(3.5)
Income tax expense (benefit)	17.3	3.6	(46.2)	(9.1)	2.2	0.4

Income (loss) from continuing operations	56.7	12.0	57.1	11.3	(20.4)	(3.9)
Income (loss) from discontinued operations, net of tax	—	—	287.9	56.8	(1.4)	(0.3)

Net income (loss)	$56.7	12.0%	$345.0	68.0%	$(21.8)	(4.2)%

Revenues:
Net sales—standard products business
Display Solutions	205.3	43.3	299.1	59.0	308.5	59.3
Power Solutions	227.8	48.0	166.5	32.8	176.3	33.9

Total standard products business	433.1	91.3	465.5	91.8	484.8	93.1
Net sales—transitional Fab 3 foundry services	41.1	8.7	41.5	8.2	35.8	6.9

Total revenues	$474.2	100.0%	$507.1	100.0%	$520.7	100.0%

Results of Operations—Comparison of Years Ended December 31, 2021 and 2020
The following table sets forth consolidated results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business	$433.1	91.3%	$465.5	91.8%	$(32.4)
Net sales—transitional Fab 3 foundry services	41.1	8.7	41.5	8.2	(0.4)

Total revenues	474.2	100.0	507.1	100.0	(32.8)
Cost of sales
Cost of sales—standard products business	283.5	59.8	338.4	66.7	(54.9)
Cost of sales—transitional Fab 3 foundry services	37.2	7.8	40.3	8.0	(3.1)

Total cost of sales	320.7	67.6	378.7	74.7	(58.1)

Gross profit	153.5	32.4	128.3	25.3	25.2
Selling, general and administrative expenses	52.4	11.1	50.0	9.9	2.5
Research and development expenses	51.2	10.8	45.7	9.0	5.5
Merger-related costs (income), net	(35.5)	(7.5)	0.7	0.1	(36.2)
Early termination and other charges, net	2.0	0.4	5.0	1.0	(3.0)

Operating income	83.4	17.6	27.0	5.3	56.4
Interest expense	(1.4)	(0.3)	(18.1)	(3.6)	16.8
Foreign currency loss, net	(11.9)	(2.5)	(0.4)	(0.1)	(11.5)
Loss on early extinguishment of borrowings, net	—	—	(0.8)	(0.2)	0.8
Others, net	3.8	0.8	3.1	0.6	0.7

	(9.4)	(2.0)	(16.2)	(3.2)	6.7

Income from continuing operations before income tax expense	74.0	15.6	10.8	2.1	63.1
Income tax expense (benefit)	17.3	3.6	(46.2)	(9.1)	63.5

Income from continuing operations	56.7	12.0	57.1	11.3	(0.4)
Income from discontinued operations, net of tax	—	—	287.9	56.8	(287.9)

Net income	$56.7	12.0%	$345.0	68.0%	$(288.3)

Results by business line

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business
Display Solutions	205.3	43.3	299.1	59.0	(93.7)
Power Solutions	227.8	48.0	166.5	32.8	61.3

Total standard products business	433.1	91.3	465.5	91.8	(32.4)
Net sales—transitional Fab 3 foundry services	41.1	8.7	41.5	8.2	(0.4)

Total revenues	$474.2	100.0%	$507.1	100.0%	$(32.8)

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit—standard products business	149.6	34.5	127.1	27.3	22.5
Gross profit—transitional Fab 3 foundry services	3.9	9.6	1.2	2.9	2.7

Total gross profit	$153.5	32.4%	$128.3	25.3%	$25.2

Revenues
Total revenues were $474.2 million for the year ended December 31, 2021, a $32.8 million, or 6.5%, decrease compared to $507.1 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in net sales from our Display Solutions business line, which was partially offset by an increase in net sales from our Power Solutions business line as described below.
The standard products business.
Net sales from our standard products business were $433.1 million for the year ended December 31, 2021, a $32.4 million, or 7.0%, decrease compared to $465.5 million for the year ended December 31, 2020. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe global shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and a strategic reduction of our lower margin
non-auto
LCD business, which was offset in part by a higher demand for auto-LCD
DDIC business. The increase in net sales from our Power Solutions business line was attributable to a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
whereas the revenue for power products in 2020 was impacted by
COVID-19-related
supply chain issues and market softness in China.
Gross Profit
Total gross profit was $153.5 million for the year ended December 31, 2021 compared to $128.3 million for the year ended December 31, 2020, representing a $25.2 million, or 19.7%, increase. Gross profit as a percentage of total revenues for the year ended December 31, 2021 increased to 32.4% compared to 25.3% for the year ended December 31, 2020. The increase in gross profit and gross profit as a percentage of total revenues was primarily due to the increase in gross profit and gross profit as a percentage of total revenues from our standard products business as further described below.

The standard products business.
 Gross profit from our standard products business was $149.6 million for the year ended December 31, 2021, representing a $22.5 million, or 17.7%, increase from $127.1 million for the year ended December 31, 2020. Gross profit as a percentage of net sales for the year ended December 31, 2021 increased to 34.5% compared to 27.3% for the year ended December 31, 2020. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to an improved product mix, an increase in average selling price benefited from the favorable pricing environment and a higher utilization rate of our internal fabrication facility in Gumi, whereas unexpected excess and obsolete inventory charge of $1.5 million in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, negatively affected both gross profit and gross profit as a percentage of net sales for the year ended December 31, 2020. This excess and obsolete inventory charge was reversed in full during 2021 as such reserved inventory was subsequently sold to certain other customers, which also positively affected both gross profit and gross profit as a percentage of net sales for the year ended December 31, 2021.
Net Sales—Standard Products Business by Geographic Region
We report net sales—standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$113.8	26.3%	$106.4	22.9%	$7.4
Asia Pacific (other than Korea)	306.3	70.7	347.6	74.7	(41.3)
United States	6.1	1.4	5.1	1.1	0.9
Europe	5.7	1.3	4.3	0.9	1.4
Others	1.2	0.3	2.0	0.4	(0.8)

	$433.1	100.0%	$465.5	100.0%	$(32.4)

Net sales—standard products business in Korea for the year ended December 31, 2021 increased from $106.4 million to $113.8 million compared to the year ended December 31, 2020, or by $7.4 million, or 6.9%, primarily due to a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TV and smartphone applications. This increase was offset in part by a decrease in revenue related to our mobile OLED display driver ICs stemming from a continuing severe global shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and a strategic reduction of our lower margin
non-auto
LCD business. The U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, also unfavorably impacted the demand for certain of our mobile OLED display driver ICs from our customers.
Net sales—standard products business in the Asia Pacific for the year ended December 31, 2021 decreased from $347.6 million to $306.3 million compared to the year ended December 31, 2020, or by $41.3 million, or 11.9%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing global shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
and a higher demand for
auto-LCD
DDIC business.

Operating Expenses
Selling, General and Administrative Expenses.
Selling, general and administrative expenses were $52.4 million, or 11.1% of total revenues for the year ended December 31, 2021, compared to $50.0 million, or 9.9% of total revenues for the year ended December 31, 2020. The year over year increase of $2.5 million, or 4.9%, was primarily attributable to certain non-income-based
tax assessments of $0.6 million as a result of a regular tax examination completed for our primary operating entity in Korea for multiple tax years, the grant timing of equity-based compensation, and increased depreciation and amortization expense, which was primarily attributable to certain one-time
investments relating to separating the IT systems and establishing a new IT infrastructure to support our continuing operations after the sale of the Foundry Services Group business and Fab 4.
Research and Development Expenses.
Research and development expenses were $51.2 million, or 10.8% of total revenues for the year ended December 31, 2021, compared to $45.7 million, or 9.0%, of total revenues for the year ended December 31, 2020. The increase of $5.5 million, or 12.1%, was primarily attributable to an increase in personnel costs, outside service fees and variable overhead expenses.
Merger-related Costs (Income), Net.
For the year ended December 31, 2021, we recorded a $70.2 million income from the recognition of termination fee from the Parent as a result of the termination of the merger transaction, which was offset in part by a $34.7 million of non-recurring
professional service fees and expenses incurred in connection with the contemplated merger transaction. For the year ended December 31, 2020, we recorded a $0.7 million of non-recurring
professional service fees and expenses incurred in connection with the contemplated merger transaction.
Early Termination and Other Charges, Net.
For the year ended December 31, 2021, we recorded a $3.4 million of non-recurring
professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by a $1.4 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi (which was closed during the year ended December 31, 2018). For the year ended December 31, 2020, we recorded a $4.4 million of charges related to the reduction of workforce under the Program and $0.6 million of non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income
As a result of the foregoing, operating income of $83.4 million was recorded for the year ended December 31, 2021 compared to operating income of $27.0 million the year ended December 31, 2020. The increase in operating income of $56.4 million resulted primarily from a $36.2 million net increase in merger-related income, a $25.2 million increase in gross profit, and a $3.0 million decrease in early termination and other charges, which was offset in part by a $5.5 million increase in research and development expenses and a $2.5 million increase in selling, general and administrative expenses.
Other Income (Expense)
Interest Expense.
Interest expenses for the year ended December 31, 2021 were $1.4 million compared to $18.1 million of interest expenses for the year ended December 31, 2020. Interest expenses was incurred primarily under our 2021 Notes and Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not incurred interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Foreign Currency Loss, Net.
 Net foreign currency loss for the year ended December 31, 2021 was $11.9 million compared to net foreign currency loss of $0.4 million for the year ended December 31, 2020. The net foreign currency losses for the years ended December 31, 2021 and 2020 were due to the depreciation in the value of the Korean won relative to the U.S. dollar during each period.

A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2021 and 2020, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $344.4 million and $378.9 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Loss on Early Extinguishment of Borrowings, Net.
For the year ended December 31, 2020, we recorded $0.8 million of loss on early extinguishment of borrowings, which was attributable to the full redemption of our outstanding 2021 Notes on October 2, 2020. In connection with the redemption of the 2021 Notes, we reclassified the remaining unamortized discount and debt issuance costs on the redemption date as a loss on early extinguishment of borrowings.
Others, Net.
Others were comprised of interest income, rental income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others, net for the years ended December 31, 2021 and 2020 was $3.8 million and $3.1 million, respectively. Others, net for the year ended December 31, 2021, included a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter of 2021.
Income Tax Expense (Benefit)
We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.
We recorded a $17.3 million income tax expense for the year ended December 31, 2021, which was primarily composed of the income tax expense of $6.9 million from our Korean subsidiary, primarily due to its taxable income for the year, and the income tax expense of $8.2 million from the parent entity in the U.S. The U.S. parent’s tax expense was mainly attributable to the recognition of income and expenses related to the Merger combined with the utilization of its available net operating loss carry-forwards.
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
Income from Continuing Operations
Income from continuing operations for the year ended December 31, 2021 was $56.7 million compared to income from continuing operations of $57.1 million for the year ended December 31, 2020. The $0.4 million decrease in income from continuing operations was primarily attributable to a $63.5 million net increase in income tax expense and an $11.5 million increase in net foreign currency loss, which was offset in part by a $56.4 million increase in operating income and a $16.8 million decrease in interest expense.

Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented. Income from discontinued operations, net of tax was $287.9 million for the year ended December 31, 2020. On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 for a purchase price equal to approximately $350.6 million in cash. We have not incurred a gain or loss from discontinued operations in 2021 as the sale of the Foundry Service Group business and Fab 4 was completed in 2020.
Net Income
As a result of the foregoing, net income of $56.7 million was recorded for the year ended December 31, 2021 compared to net income of $345.0 million for the year ended December 31, 2020. As discussed above, the decrease in net income of $288.3 million primarily resulted from a $287.9 million decrease in income from discontinued operations, net of tax, and a $0.4 million decrease in income from continuing operations.

Results of Operations—Comparison of Years Ended December 31, 2020 and 2019
The following table sets forth consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business	$465.5	91.8%	$484.8	93.1%	$(19.3)
Net sales—transitional Fab 3 foundry services	41.5	8.2	35.8	6.9	5.7

Total revenues	507.1	100.0	520.7	100.0	(13.6)
Cost of sales
Cost of sales—standard products business	338.4	66.7	368.5	70.8	(30.0)
Cost of sales—transitional Fab 3 foundry services	40.3	8.0	35.8	6.9	4.5

Total cost of sales	378.7	74.7	404.3	77.6	(25.5)

Gross profit	128.3	25.3	116.4	22.4	11.9
Selling, general and administrative expenses	50.0	9.9	47.6	9.1	2.4
Research and development expenses	45.7	9.0	45.0	8.6	0.7
Merger-related costs	0.7	0.1	—	—	0.7
Early termination and other charges	5.0	1.0	0.1	0.0	4.9

Operating income	27.0	5.3	23.7	4.6	3.3
Interest expense	(18.1)	(3.6)	(22.2)	(4.3)	4.0
Foreign currency loss, net	(0.4)	(0.1)	(22.3)	(4.3)	21.9
Loss on early extinguishment of borrowings, net	(0.8)	(0.2)	(0.0)	(0.0)	(0.7)
Others, net	3.1	0.6	2.6	0.5	0.5

	(16.2)	(3.2)	(41.9)	(8.1)	25.8

Income (loss) from continuing operations before income tax expense	10.8	2.1	(18.2)	(3.5)	29.0
Income tax expense (benefit)	(46.2)	(9.1)	2.2	0.4	(48.4)

Income (loss) from continuing operations	57.1	11.3	(20.4)	(3.9)	77.5
Income (loss) from discontinued operations, net of tax	287.9	56.8	(1.4)	(0.3)	289.3

Net income (loss)	$345.0	68.0%	$(21.8)	(4.2)%	$366.8

Results by business line

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business
Display Solutions	299.1	59.0	308.5	59.3	(9.5)
Power Solutions	166.5	32.8	176.3	33.9	(9.9)

Total standard products business	465.5	91.8	484.8	93.1	(19.3)
Net sales—transitional Fab 3 foundry services	41.5	8.2	35.8	6.9	5.7

Total revenues	$507.1	100.0%	$520.7	100.0%	$(13.6)

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit—standard products business	127.1	27.3	116.4	24.0	10.7
Gross profit—transitional Fab 3 foundry services	1.2	2.9	—	—	1.2

Total gross profit	$128.3	25.3%	$116.4	22.4%	$11.9

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
	(Dollars in millions)
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
Merger-related costs.
For the year ended December 31, 2020, we recorded a $0.7 million of non-recurring
professional service fees and expenses incurred in connection with the contemplated merger transaction.

Early Termination and Other Charges.
For the year ended December 31, 2020, we recorded a $4.4 million of charges related to the reduction of workforce under the Program and $0.6 million of non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income
As a result of the foregoing, operating income of $27.0 million was recorded for the year ended December 31, 2020 compared to operating income of $23.7 million the year ended December 31, 2019. The increase in operating income of $3.3 million resulted primarily from an $11.9 million increase in gross profit, which was offset in part by a $4.9 million increase in early termination and other charges, a $2.4 million increase in selling, general and administrative expenses, a $0.7 million increase in research and development expenses and a $0.7 million increase in merger-related costs.
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
Income (Loss) from Continuing Operations
Income from continuing operations for the year ended December 31, 2020 was $57.1 million compared to loss from continuing operations of $20.4 million for the year ended December 31, 2019. The $77.5 million improvement in results from continuing operations was primarily attributable to a $48.4 million improvement in income tax expense, a $21.9 million improvement in net foreign currency loss, a $4.0 million decrease in interest expense and a $3.3 million increase in operating income.
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
Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2021, we did not have any accounts payable on extended terms or payment deferment with our vendors.
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
As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a
10-year
term beginning July 1, 2018. As of December 31, 2021, the outstanding obligation of this arrangement is approximately $24.0 million for remaining service term through 2028.
As of December 31, 2021, cash and cash equivalents held by our Korean subsidiary were $273.6 million, which represents 98% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.
Year ended December 31, 2021 compared to year ended December 31, 2020
As of December 31, 2021, our cash and cash equivalents balance was $279.5 million, which remained flat, compared to $279.9 million as of December 31, 2020.
Cash inflow provided by operating activities totaled $87.7 million for the year ended December 31, 2021, compared to $7.5 million of cash inflow provided by operating activities for the year ended December 31, 2020. The net operating cash inflow for the year ended December 31, 2021 reflects our net income of $56.7 million, as adjusted favorably by $65.5 million, which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency loss and stock-based compensation, and net unfavorable impact of $34.4 million from changes of operating assets and liabilities.
Our working capital balance as of December 31, 2021 was $323.6 million compared to $236.0 million as of December 31, 2020. The $87.6 million increase was primarily attributable to the exchange of our Exchangeable Notes for common stock prior to their maturity date of March 1, 2021.

Cash outflow used in investing activities totaled $31.4 million for the year ended December 31, 2021, compared to $318.5 million of cash inflow provided by investing activities for the year ended December 31, 2020. The $349.9 million decrease in cash inflow was attributable to $350.6 million of proceeds received from the sale of the Foundry Services Group business and Fab 4 in the third quarter of 2020, a $3.1 million net increase in hedge collateral, and a $1.6 million net increase in guarantee deposits, which was offset in part by a $3.9 million decrease in purchase of property, plant and equipment, and a $1.4 million increase in proceeds from disposal of property, plant and equipment.
Cash outflow used in financing activities totaled $35.5 million for the year ended December 31, 2021, compared to $222.3 million of cash outflow used in financing activities for the year ended December 31, 2020. The financing cash outflow for the year ended December 31, 2021 was primarily attributable to a payment of $37.5 million for accelerated stock repurchase program and a payment of $1.7 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset in part by $4.3 million of proceeds received from the issuance of common stock in connection with the exercise of stock options. The financing cash outflow for the year ended December 31, 2020 was primarily attributable to a payment of $224.3 million for the full redemption of the outstanding 2021 Notes in the fourth quarter of 2020 and a payment of $1.1 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units, which was offset in part by $3.9 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the year ended December 31, 2021, capital expenditures for property, plant and equipment were $32.2 million, a $3.9 million, or 10.8%, decrease from $36.1 million, including $5.8 million capital expenditures for discontinued operations, for the year ended December 31, 2020. The capital expenditures for the years ended December 31, 2021 and 2020 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facilities.
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

The $347.4 million increase in cash inflow was attributable to $350.6 million of proceeds received from the sale of the Foundry Services Group business and Fab 4, a $9.2 million net decrease in hedge collateral, which was offset in part by a $13.1 million increase in purchase of property, plant and equipment.
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
For the year ended December 31, 2020, capital expenditures for property, plant and equipment were $36.1 million, a $13.1 million, or 57.3% increase from $23.0 million of capital expenditures for the year ended December 31, 2019. The capital expenditures for the year ended December 31, 2020 included certain one-time
investments relating to separating shared IT infrastructure and R&D building upon the sale of the Foundry Services Group business and Fab 4. In addition, we routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capabilities. The routine capital expenditures for the years ended December 31, 2020 and 2019 were related to meeting customer demand, supporting technology and facility improvement at our fabrication facilities.
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
The gross amount of inventory reserves charged to cost of sales totaled $7.6 million, $7.3 million and $12.9 million in the fiscal years ended December 31, 2021, 2020 and 2019, respectively. The new cost base related to the sale of inventory that was previously written down totaled $5.3 million, $4.3 million and $2.9 million in the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
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
Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgments and estimates are required in evaluating our uncertain tax positions and determining our provision for income taxes.
We make an ongoing assessment of our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, expiration of tax credits and net operating loss carry-forwards and tax planning strategies. Then, if necessary, we record valuation allowances against our deferred tax assets in order for the net amount of deferred tax assets to be recorded only to the extent that we conclude that it is more likely than not that our net deferred tax assets will be realized. We will continue to evaluate the ability to realize our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets.
We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step
process. In the first step, recognition, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more likely than not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provisions for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2021 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.9 million in our U.S. dollar financial instruments and cash balances.
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
To the
Board of Directors and Stockholders of
Magnachip Semiconductor Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnachip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 17 to the consolidated financial statements, the Company has net deferred tax assets of $41.1 million, including a valuation allowance of $94.2 million, as of December 31, 2021. Management determines deferred tax assets and liabilities based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
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
Seoul, Korea February 23, 2022
We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$279,547	$279,940
Accounts receivable, net	50,954	64,390
Inventories, net	39,370	39,039
Other receivables (Note 19)	25,895	4,338
Prepaid expenses	7,675	7,332
Hedge collateral (Note 10)	3,060	5,250
Other current assets	2,619	9,321

Total current assets	409,120	409,610
Property, plant and equipment, net	107,882	96,383
Operating lease right-of-use assets	4,275	4,632
Intangible assets, net	2,377	2,727
Long-term prepaid expenses	8,243	4,058
Deferred income taxes (Note 17)	41,095	44,541
Other non-current assets	10,662	9,739

Total assets	$583,654	$571,690

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,593	$52,164
Other accounts payable	6,289	2,531
Accrued expenses (Note 9)	20,071	16,241
Accrued income taxes	11,823	12,398
Operating lease liabilities	2,323	2,210
Current portion of long-term borrowings, net	—	83,479
Other current liabilities	7,382	4,595

Total current liabilities	85,481	173,618
Accrued severance benefits, net	33,064	40,462
Non-current operating lease liabilities	1,952	2,422
Other non-current liabilities	10,395	9,588

Total liabilities	130,892	226,090

Commitments and contingencies (Note 20 )
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 55,905,320 shares issued and 45,659,304 outstanding at December 31, 2021 and 44,943,854 shares issued and 35,783,347 outstanding at December 31, 2020	559	450
Additional paid-in capital	241,197	163,010
Retained earnings	343,542	286,834
Treasury stock, 10,246,016 shares at December 31, 2021 and 9,160,507 shares at December 31, 2020, respectively	(130,306)	(108,397)
Accumulated other comprehensive income (loss)	(2,230)	3,703

Total stockholders’ equity	452,762	345,600

Total liabilities and stockholders’ equity	$583,654	$571,690

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales—standard products business	$433,099	$465,519	$484,847
Net sales—transitional Fab 3 foundry services	41,131	41,540	35,824

Total revenues	474,230	507,059	520,671
Cost of sales:
Cost of sales—standard products business	283,503	338,420	368,450
Cost of sales—transitional Fab 3 foundry services	37,184	40,322	35,824

Total cost of sales	320,687	378,742	404,274

Gross profit	153,543	128,317	116,397
Operating expenses:
Selling, general and administrative expenses	52,440	49,974	47,595
Research and development expenses	51,212	45,698	45,024
Merger-related costs (income), net	(35,527)	653	—
Early termination and other charges, net	2,011	4,976	53

Total operating expenses	70,136	101,301	92,672

Operating income:	83,407	27,016	23,725
Interest expense	(1,371)	(18,147)	(22,157)
Foreign currency loss, net	(11,853)	(382)	(22,316)
Loss on early extinguishment of borrowings, net	—	(766)	(42)
Other income, net	3,786	3,110	2,577

Income (loss) from continuing operations before income tax expense	73,969	10,831	(18,213)
Income tax expense (benefit)	17,261	(46,228)	2,200

Income (loss) from continuing operations	56,708	57,059	(20,413)
Income (loss) from discontinued operations, net of tax	—	287,906	(1,413)

Net income (loss)	$56,708	$344,965	$(21,826)

Basic earnings (loss) per common share—
Continuing operations	$1.26	$1.62	$(0.59)
Discontinued operations	—	8.18	(0.05)

Total	$1.26	$9.80	$(0.64)

Diluted earnings (loss) per common share—
Continuing operations	$1.21	$1.35	$(0.59)
Discontinued operations	—	6.19	(0.05)

Total	$1.21	$7.54	$(0.64)

Weighted average number of shares—
Basic	44,879,412	35,213,525	34,321,888
Diluted	47,709,373	46,503,586	34,321,888
The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In thousands of U.S. dollars)
Net income (loss)	$56,708	$344,965	$(21,826)

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,839)	6,274	15,856
Derivative adjustments
Fair valuation of derivatives	(3,913)	1,452	(2,894)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	819	(1,363)	4,488

Total other comprehensive income (loss)	(5,933)	6,363	17,450

Total comprehensive income (loss)	$50,775	$351,328	$(4,376)

The accompanying notes are an integral part of these consolidated financial statements

8
2

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)

Stock-based compensation	—	—	6,952	—	—	—	6,952
Exercise of stock options	452,819	4	2,856	—	—	—	2,860
Settlement of restricted stock units	344,714	4	(4)	—	—	—	—
Acquisition of treasury stock	(438,453)	—	—	—	(3,107)	—	(3,107)
Other comprehensive income, net	—	—	—	—	—	17,450	17,450
Net loss	—	—	—	(21,826)	—	—	(21,826)

Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)

Stock-based compensation	—	—	6,699	—	—	—	6,699
Exercise of stock options	510,648	5	3,913	—	—	—	3,918
Settlement of restricted stock units	581,215	6	(6)	—	—	—	—
Acquisition of treasury stock	(108,828)	—	—	—	(1,364)	—	(1,364)
Other comprehensive income, net	—	—	—	—	—	6,363	6,363
Net income	—	—	—	344,965	—	—	344,965

Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600

Stock-based compensation	—	—	7,704	—	—	—	7,704
Exchange of exchangeable senior note	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	336,870	3	4,276	—	—	—	4,279
Settlement of restricted stock units	480,465	5	(5)	—	—	—	—
Accelerated stock repurchase	(994,695)	—	(17,427)	—	(20,073)	—	(37,500)
Acquisition of treasury stock	(90,814)	—	—	—	(1,836)	—	(1,836)
Other comprehensive loss, net	—	—	—	—	—	(5,933)	(5,933)
Net income	—	—	—	56,708	—	—	56,708

Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands of U.S. dollars)
Cash flows from operating activities

Net income (loss)	$56,708	$344,965	$(21,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,239	16,481	32,729
Provision for severance benefits	8,282	16,743	17,139
Amortization of debt issuance costs and original issue discount	261	2,220	2,299
Loss (gain) on foreign currency, net	32,432	(23,233)	24,692
Provision for inventory reserves	2,244	3,695	10,468
Stock-based compensation	7,704	6,699	6,952
Loss on early extinguishment of borrowings, net	—	766	42
Gain on sale of discontinued operations	—	(287,117)	—
Deferred income tax assets	918	(44,441)	35
Other, net	(613)	217	301
Changes in operating assets and liabilities
Accounts receivable, net	7,505	(19,268)	(19,824)
Unbilled accounts receivable, net	—	14,260	19,274
Inventories	(5,939)	(816)	(14,678)
Other receivables	(21,538)	6,954	(6,200)
Other current assets	12,397	13,561	11,984
Accounts payable	(11,437)	4,907	7,375
Other accounts payable	(7,798)	(12,000)	(8,514)
Accrued expenses	4,637	(26,201)	8,819
Accrued income taxes	(1)	10,825	267
Deferred revenue	(131)	2,174	(4,768)
Other current liabilities	1,445	279	(4,727)
Other non-current liabilities	(1,398)	3,521	(306)
Contributions to severance insurance deposit accounts	(5,688)	(11,921)	(2,262)
Payment of severance benefits	(6,679)	(12,076)	(9,288)
Other, net	193	(3,724)	514

Net cash provided by operating activities	87,743	7,470	50,497
Cash flows from investing activities
Proceeds from settlement of hedge collateral	5,214	13,762	13,583
Payment of hedge collateral	(3,349)	(8,839)	(17,833)
Proceeds from disposal of property, plant and equipment	1,446	65	202
Purchase of property, plant and equipment	(32,212)	(36,100)	(22,955)
Payment for intellectual property registration	(614)	(741)	(1,103)
Collection of guarantee deposits	3,192	1,024	549
Payment of guarantee deposits	(5,001)	(1,236)	(1,349)
Proceeds from sale of discontinued operations	—	350,553	—
Other, net	(114)	(6)	9

Net cash provided by (used in) investing activities	(31,438)	318,482	(28,897)
Cash flows from financing activities
Repayment of borrowings	—	(224,250)	(1,175)
Proceeds from exercise of stock options	4,279	3,918	2,860
Acquisition of treasury stock	(1,653)	(1,125)	(2,702)
Acquisition of stock under accelerated stock repurchase agreement	(20,073)	—	—
Payment under accelerated stock repurchase agreement	(17,427)	—	—
Repayment of financing related to water treatment facility arrangement	(563)	(546)	(552)
Others	(107)	(278)	(233)

Net cash used in financing activities	(35,544)	(222,281)	(1,802)
Effect of exchange rates on cash and cash equivalents	(21,154)	24,612	(579)

Net increase (decrease) in cash and cash equivalents	(393)	128,283	19,219
Cash and cash equivalents at beginning of period	279,940	151,657	132,438

Cash and cash equivalents at end of period	$279,547	$279,940	$151,657

Supplemental cash flow information
Cash paid for interest	$2,094	$22,221	$19,071
Cash paid for income taxes	$12,672	$23,056	$2,081
Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$747	$—	$2,542
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$(826)	$(643)	$(405)
Exchange of exchangeable senior notes into common stock	$83,740	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

8
4

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1. Business, Basis of Presentation and Significant Accounting Policies
Business
Magnachip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, computing, industrial and automotive applications.
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
The Company’s standard products business includes its Display Solutions and Power Solutions business lines. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing, servers, automotive, and industrial applications.
Basis of Presentation
The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.
The consolidated statements of cash flows for the 2020 and 2019 fiscal years have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of the cash flow relating to discontinued operations for the same period are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations. See Note 2 “Discontinued Operations” for additional information.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, stock-based compensation, property, plant and equipment, leases, other long-lived assets, long-term employee benefits, contingencies liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests and calculation of current and deferred income taxes and deferred tax valuation allowances, and assumptions used in the calculation of sales incentives, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates. The Company assessed the impact of
COVID-19
on the estimates and assumptions to the extent applicable, and determined that there was no material impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2021 and 2020. However, the Company is not able to predict with certainty the future impact of
COVID-19
on its estimates and assumptions due to the rapidly changing nature of the
COVID-19
pandemic.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
Discontinued Operations
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standards Codification (“ASC”) 205, “Presentation of Financial Statements” (“ASC 205”) and ASC 360, “Property, Plant and Equipment” (“ASC 360”). The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the prior periods commencing in the period in which the business meets the criteria.
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

8
6

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
Inventories
Inventories are stated at the lower of cost or net realizable value, using the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company evaluates the sufficiency of inventory reserves and takes into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product age and other factors. Reserves are also established for excess inventory based on the Company’s current inventory levels and projected demand and its ability to sell those specific products. Situations that could cause these inventory reserves include a decline in business and economic conditions, decline in consumer confidence caused by changes in market conditions, sudden and significant decline in demand for the Company’s products, inventory obsolescence because of rapidly changing technology and consumer requirements, or failure to estimate end customer demand properly. A reduction of these inventory reserves may be recorded if previously reserved items are subsequently sold as a result of unexpected changes to certain aforementioned situations.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

In addition, as prescribed in ASC 330, “Inventory,” once a reserve is established for a particular item based on the Company’s assessment as described above, it is maintained until the related item is sold or scrapped as a new cost basis has been established that cannot subsequently be marked up. In addition, the cost of inventories is determined based on the normal capacity of the Company’s fabrication facility. In case the capacity utilization is lower than a certain level that management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity are charged to cost of sales rather than capitalized as inventories.
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $1,708 thousand and $5,500 thousand as other current assets as of December 31, 2021 and 2020, respectively.
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

8
8

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
Fair Value Disclosures of Financial Instruments
The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:
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
Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary, Magnachip Semiconductor, Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2021, 98% of all employees of the Company were eligible for severance benefits.
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
All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,271 thousand, $993 thousand and $990 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
Of the recorded deferred revenue of $2,680 thousand as of December 31, 2020 and $559 thousand as of December 31, 2019, $2,680 thousand and $559 thousand were recognized as revenue during the years ended December 31, 2021 and 2020, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $71 thousand, $87 thousand and $62 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
The Company recognizes and measures uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step
process. In the first step, recognition, the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more likely than not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted EPS computation for these instruments. The Company will adopt as of the reporting period beginning January 1, 2022. The Company does not expect the adoption of ASU
2020-06
to have a material effect on the Company’s consolidated financial statements.
In May 2021, the FASB issued ASU
No. 2021-04,
“Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic
470-50)”,
Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU
2021-04”),
ASU
2021-04
clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options so that the transaction should be treated as an exchange of the original instrument for a new instrument. ASU
2021-04
is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company does not expect the adoption of ASU
2021-04
to have a material effect on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU
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
2. Discontinued Operations
On September 1, 2020, the Company completed the sale of its Foundry Services Group business and Fab 4. As a result of the sale of the Foundry Services Group business and Fab 4, the Company recorded a gain of $
287,117 thousand and all operations from the Foundry Services Group business and Fab 4 were classified as discontinued operations for all periods presented. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up. For the periods prior to the Closing Date, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses for comparative purposes. Cash inflows to the Company from the Buyer related to providing the Transitional Fab 3 Foundry Services were $46,611 thousand and $7,643 thousand for the years ended December 31, 2021 and 2020, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the results from discontinued operations, net of tax, for the years ended December 31, 2020 and
2019.

	Year Ended December 31,
	2020	2019
	(In thousands of U.S. dollars)
Revenues:

Net sales—Foundry Services Group	$254,732	$307,348
Net sales—transitional Fab 3 foundry services	(25,887)	(35,824)

Total revenues	228,845	271,524
Cost of sales:
Cost of sales—Foundry Services Group	182,872	243,134
Cost of sales—transitional Fab 3 foundry services	(25,887)	(35,824)

Total cost of sales	156,985	207,310

Gross profit	71,860	64,214
Operating expenses:
Selling, general and administrative expenses	14,797	24,042
Research and development expenses	19,484	30,332
Restructuring and other charges	15,873	9,142

Total operating expenses	50,154	63,516
Operating income from discontinued operations	21,706	698

Foreign currency gain, net	1,277	503
Others, net	72	(67)

Income from discontinued operations before income tax expense	23,055	1,134
Income tax expense	11,452	2,547
Gain on sale of discontinued operations	287,117	—
Transaction costs	(10,814)	—

Income (loss) from discontinued operations, net of tax	287,906	(1,413)

For the

years ended December 31, 2020 and 2019, the Company recorded $
15,873
 thousand and $
6,991
 thousand, respectively, in professional fees and transaction related expenses incurred in connection with the sale of the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges. For the year ended December 31, 2019, the Company also recorded in restructuring and other charges a $
2,151
 thousand restructuring-related charge to its fab employees.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table provides supplemental cash flows information related to discontinued
operations:

	Year Ended December 31,
	2020	2019
	(In thousands of U.S. dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365	$22,411
Provision for severance benefits	8,209	10,879
Stock-based compensation	388	899
Investing activities:
Capital expenditures	$(5,838)	$(11,653)
3. Fair Value Measurements
ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.
Fair Value of Financial Instruments
As of December 31, 2021, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement
(in thousands):

	Carrying Value December 31, 2021	Fair Value Measurement December 31, 2021	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative liabilities (other current liabilities)	$2,020	$2,020	—	$2,020	—
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
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2021 and 2020, the Company did
no
t have any assets or liabilities measured at fair value on a non-recurring
basis.

4. Accounts Receivable
Accounts receivable as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$50,363	$63,145
Notes receivable	1,242	1,606
Less:
Allowance for credit losses	(466)	(188)
Sales return reserves	(185)	(173)

Accounts receivable, net	$50,954	$64,390

Changes in allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 are as follows
(in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$(188)	$(49)	$(51)
Provision	(302)	(131)	—
Translation adjustments	24	(8)	2

Ending balance	$(466)	$(188)	$(49)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in sales return reserves for the years ended December
31
,
2021
,
2020
and
2019
are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$(173)	$(387)	$(439)
Reversal (provision)	(27)	22	(136)
Usage	—	196	170
Translation adjustments	15	(4)	18

Ending balance	$(185)	$(173)	$(387)

Commencing in March 2012, the Company has been a party to an agreement to sell selected trade accounts receivable to a financial institution from time to time. After a sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There were no sale of accounts receivable for the years ended December 31, 2021 and 2020. The proceeds from the sales of these accounts receivable totaled $14,474 thousand for the year ended December 31, 2019, and this sale resulted in pre-tax
losses of $45 thousand for the year ended December 31, 2019, which is included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

5.
Inventories
Inventories as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$9,594	$6,425
Semi-finished goods and work-in-process	25,968	30,968
Raw materials	9,443	6,526
Materials in-transit	95	1,021
Less: inventory reserve	(5,730)	(5,901)

Inventories, net	$39,370	$39,039

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in inventory reserve for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$(5,901)	$(5,947)	$(4,845)
Change in reserve
Inventory reserve charged to costs of sales	(7,626)	(7,268)	(12,941)
Sale of previously reserved inventory	5,349	4,349	2,938

	(2,277)	(2,919)	(10,003)
Write off	1,875	2,679	8,451
Translation adjustments	573	(408)	450
Reclassified to assets held for sale	—	694	—

Ending balance	$(5,730)	$(5,901)	$(5,947)

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

6. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2021 and 2020 are comprised of the following
(in thousands):

	December 31,
	2021	2020

Buildings and related structures	$24,273	$24,882
Machinery and equipment	105,300	106,244
Finance lease right-of-use assets	316	344
Others	32,396	31,208

	162,285	162,678
Less: accumulated depreciation	(94,119)	(90,370)
Land	13,898	15,167
Construction in progress	25,818	8,908

Property, plant and equipment, net	$107,882	$96,383

Aggregate depreciation expenses totaled $13,495 thousand
,
$10,448 thousand and $9,720 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. Intangible Assets
Intangible assets as of December 31, 2021 and 2020 are comprised of the following (in thousands):

	December 31, 2021
	Gross amount	Accumulated amortization	Net amount

Intellectual property assets	$9,312	$(6,935)	$2,377

Intangible assets	$9,312	$(6,935)	$2,377

	December 31, 2020
	Gross amount	Accumulated amortization	Net amount

Intellectual property assets	$9,486	$(6,759)	$2,727

Intangible assets	$9,486	$(6,759)	$2,727

Aggregate amortization expense for intangible assets totaled $744 thousand, $668 thousand and $598 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
The aggregate amortization expense of intangible assets for the next five years are estimated to be $704 thousand, $590 thousand, $438 thousand, $309 thousand and $196 thousand for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively.
8. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from
1
year to
4
years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of December 31, 2021 and 2020 are as follows
(in thousands):

		December 31,
Leases	Classification	2021	2020
Assets

Operating lease	Operating lease right-of-use assets	$4,275	$4,632
Finance lease	Property, plant and equipment, net	126	206

Total lease assets		$4,401	$4,838

Liabilities
Current
Operating	Operating lease liabilities	$2,323	$2,210
Finance	Other current liabilities	68	68
Non-current
Operating	Non-current operating lease liabilities	1,952	2,422
Finance	Other non-current liabilities	73	153

Total lease liabilities		$4,416	$4,853

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2021	2020
Weighted average remaining lease term

Operating leases	2.4 years	3.0 years
Finance leases	2.0 years	3.0 years
Weighted average discount rate
Operating leases	4.20%	5.55%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$2,777	$1,885	$1,990
Finance lease cost
Amortization of right-of-use assets	65	63	64
Interest on lease liabilities	14	18	22

Total lease cost	$2,856	$1,966	$2,076

The above table does not include an immaterial cost of short-term leases for the years ended December 31, 2021, 2020 and 2019.
Other lease information is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,777	$1,885	$1,990
Operating cash flows from finance leases	14	18	22
Financing cash flows from finance leases	65	76	55
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $2,768 thousand, $4,702 thousand and $169 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The aggregate future lease payments for operating and finance leases as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases

2022	$2,228	$76
2023	1,136	76
2024	687	—
2025	445	—
2026	22	—

Total future lease payments	4,518	152
Less: Imputed interest	(243)	(11)

Present value of future payments	$4,275	$141

9. Accrued Expenses
Accrued expenses as of December 31, 2021 and 2020 are comprised of the following (in thousands):

	December 31,
	2021	2020
Payroll, benefits and related taxes, excluding severance benefits	$9,548	$10,296
Withholding tax attributable to intercompany interest income	1,950	28
Interest on Exchangeable Notes	—	1,396
Outside service fees	1,088	755
Restructuring and others	—	2,658
Merger-related costs	7,035	393
Others	450	715

Accrued expenses	$20,071	$16,241

10. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of derivative contracts as of December 31, 2021 are as follows (
in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement

May 13, 2021	Zero cost collar	$39,000	January 2022 to September 2022
August 13, 2021	Zero cost collar	$48,000	January 2022 to December 2022

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
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2021	2020
Asset Derivatives:

Zero cost collars	Other current assets	$—	$2,036
Liability Derivatives:
Zero cost collars	Other current liabilities	$2,020	$195
Offsetting of derivative liabilities as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,020	$—	$2,020	$—	$(2,060)	$(40)
Offsetting of derivative assets and liabilities as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:

Zero cost collars	$2,036	$—	$2,036	$—	$—	$2,036
Liability Derivatives:
Zero cost collars	$195	$—	$195	$—	$—	$195
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2021 and 2020. Net sales of discontinued operations for the year ended December 31, 2020 are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain Recognized in Statement of Operations on Derivatives
	2021	2020		2021	2020		2021	2020

Zero cost collars	$(4,665)	$1,769	Net sales	$(819)	$1,363	Other income, net	$123	$148
As of December 31, 2021, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $1,460 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), Deutsche Bank AG, Seoul Branch (“DB”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
Counterparties	2021	2020
NFIK	$—	$3,250
DB	—	1,000
SC	1,000	1,000

Total	$1,000	$5,250

The Company is required to deposit additional cash collateral with NFIK and SC for any exposure in excess of $500 thousand. As of December 31, 2021, $760 thousand and $1,300 thousand of additional cash collateral were required by
NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet. There was no such cash collateral required as of December 31, 2020.
These zero cost collar contracts may be terminated by the counterparties in a number of circumstances, including if the Company’s borrowing rating falls below
B-/B3
or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.
11. Product Warranties
Changes in accrued warranty liabilities for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$48	$735	$115
Provision (reversal)	(14)	(606)	932
Usage	(19)	(61)	(314)
Translation adjustments	(3)	(20)	2

Ending balance	$12	$48	$735

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12. Borrowings
Borrowings as of December 31, 2020 is as follows (in thousands):

December 31,
2020

5.0% Exchangeable Senior Notes due March 2021	$83,740
Less: unamortized discount and debt issuance costs	(261)

Current portion of long-term borrowings, net	$83,479

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
The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the years ended December 31, 2021 and 2020 were $958 thousand and 5,708 thousand, respectively.
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
6.625% Senior Notes
On July 18, 2013, the Company issued a $225,000
 thousand aggregate
principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrued at a rate of 6.625% per annum, payable semi-annually on January 15 and
July 15
of each year, beginning on January 15, 2014. Interest expense related to the 2021 Notes for the year ended December 31, 2020 was $11,926 thousand.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company completed the full redemption of the remaining outstanding 2021 Notes on October 2, 2020. The Company paid approximately $227,428 thousand to fully redeem all of the outstanding $224,250 thousand aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount of the 2021 Notes, plus accrued and unpaid interest thereon through, but excluding, the Redemption Date. In connection with the redemption of the 2021 Notes, the Company recorded a $766 thousand as loss on early extinguishment of borrowings, net related to the remaining unamortized debt discount and debt issuance costs.
13. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2021, 98% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$54,452	$53,344
Provisions	8,282	8,534
Severance payments	(6,679)	(10,937)
Translation adjustments	(4,488)	3,511

	51,567	54,452
Less: Cumulative contributions to severance insurance deposit accounts	(18,250)	(13,704)
The National Pension Fund	(53)	(66)
Group severance insurance plan	(200)	(220)

Accrued severance benefits, net	$33,064	$40,462

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

Severance Benefit
2022	$264
2023	646
2024	908
2025	1,610
2026	2,290
2027 – 2031	18,565
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
14. Stockholders’ Equity and Stock-Based Compensation
Accelerated Stock Repurchase Program
On December 21, 2021, the Board of Directors
authorized the Company to repurchase up
to $75,000 thousand of the Company’s outstanding common stock and the Company entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of
$37,500 thousand of the Company’s common stock.
Pursuant to the terms of the ASR Agreement dated December 21, 2021, the Company paid to JPM $37,500 thousand in cash and received an initial delivery of 994,695 shares of its common stock in the open market for an aggregate purchase price of $20,073 thousand and a
price
per share
of $20.18
on

December 22, 2021.
As of December 31, 2021, the Company accounted for the remaining portion of the ASR Agreement as a forward contract indexed to its own common stock and recorded $17,427 thousand in additional paid-in
capital in stockholders’ equity in its consolidated balance sheets. The final number of shares to be delivered will be based on the Company’s volume-weighted average stock price under the terms of the ASR Agreement less an agreed upon discount.
The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances under which the ASR Agreement may be accelerated, extended or terminated early by JPM and various acknowledgments, representations and warranties made by the parties to one another. Upon final settlement of the ASR Agreement, which is expected to occur during the fiscal quarter ending March 31, 2022, the Company may be entitled to receive additional shares of common stock from JPM or, under certain circumstances specified in the ASR Agreement, the Company may be required to deliver shares of common stock or make a cash payment, at its option, to JPM.

10
7

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
Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory
stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant. As of December 31, 2021 an aggregate maximum of 11,352,919 shares were authorized and 2,116,324 shares were reserved for all future grants.
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
Restricted stock constitutes an immediate transfer of the ownership of shares of the Company’s common stock to the participant in consideration of the performance of services, entitling such participant to voting, dividend and other ownership rights, subject to the substantial risk of forfeiture and restrictions on transfer determined by the Compensation Committee for a period of time determined by the Compensation Committee or until certain management objectives specified by the Compensation Committee are achieved. Each grant of restricted stock may be made without additional consideration or in consideration of a payment by the participant that is less than the fair market value per share of common stock on the grant date. Stock issued pursuant to any restricted stock award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Compensation Committee and set forth in the award agreement evidencing such award. A grant of restricted stock may require that any and all dividends and distributions paid on restricted stock that remains subject to a substantial risk of forfeiture be automatically deferred and/or reinvested in additional restricted stock, which will be subject to the same restrictions as the underlying restricted stock, but any such dividends or other distributions on restricted stock must be deferred until, and paid contingent upon, the vesting of such restricted stock.
The following summarizes restricted stock unit activities for the year ended December 31, 2021.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units

Outstanding at December 31, 2020	999,756	$10.68
Granted	431,308	19.82
Vested	(480,465)	12.05
Forfeited	(116,638)	12.77

Outstanding at December 31, 2021	833,961	$14.33

Total compensation expenses recorded for the restricted stock units were $7,704 thousand, $6,311 thousand and $6,042 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $3,676 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 0.5 year. Total fair value of restricted stock units vested were $5,788 thousand, $3,839 thousand and $5,817 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

The following summarizes stock option activities for the year ended December 31, 2021. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options

Outstanding at January 1, 2021	1,647,181	$11.24	$6,112	3.8 years
Exercised	(349,304)	12.94	2,965	—

Outstanding at December 31, 2021	1,297,877	$10.78	$13,262	3.1 years

Vested and Exercisable at December 31, 2021	1,297,877	$10.78	$13,262	3.1 years

Total compensation expenses recorded for the stock options were nil, nil and $11 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. There were no unrecognized compensation cost related to stock options expected to vest as of December 31, 2021 and 2020.
Total weighted average grant-date fair value of vested options of continuing operations and discontinued operations were nil, nil and $165 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. There were no grants of stock options during the years ended December 31, 2021, 2020 and 2019.
The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2021		2020		2019
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value

Unvested options at the beginning of the period	—	—	—	—	130,191	$1.54
Vested options during the period	—	—	—	—	(107,100)	1.54
Forfeited options during the period	—	—	—	—	(345)	1.54
Exercised options during the period	—	—	—	—	(22,746)	1.54

Unvested options at the end of the period	—	—	—	—	0	$—

15. Early termination and other charges, net
For the year ended December 31, 2021, the Company recorded in its consolidated statement of operations
$3,430
thousand of
non-recurring
professional service fees and expenses incurred in connection with the regulatory requests, and recorded
$1,419 thousand gain on sale of certain legacy equipment of the closed back-end
line in the Company’s fabrication facility in Gumi (which was closed during the year ended December 31, 2018).
For the year ended December 31, 2020, the Company recorded in its consolidated statement of operations $4,422 thousand of early termination and other
charges, net in connection with the headcount reduction program offered and paid to the employees during the fourth quarter of 2020. During the same period, the Company also recorded $554 thousand of non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
16. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s
Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2021, 2020 and 2019, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $344,411 thousand, $378,852 thousand and $686,485 thousand, respectively. The Korean won to U.S. dollar exchange rates were
1,185.5:1
, 1,088.0:1 and 1,157.8:1 using the first base rate as of December 31, 2021, 2020 and 2019, respectively, as quoted by the KEB Hana Bank.
17. Income Taxes
The Company’s income tax expense (benefit) is composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) from continuing operations before income tax expense and income tax expense (benefit) are generated or incurred in the U.S, where the parent company resides.

1
10

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of income tax expense (benefit) attributable to income (loss) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before income tax expense
Domestic	$41,566	$(12,305)	$(24,752)
Foreign	32,403	23,136	6,539

	73,969	10,831	(18,213)

Current income tax expense (benefit)
Domestic	6,876	1	20
Foreign	9,415	(2,264)	3,771
Uncertain tax position liability (domestic)	—	—	(1)
Uncertain tax position liability (foreign)	(35)	(20)	2

	16,256	(2,283)	3,792

Deferred income tax benefit
Domestic	1,314	(4,461)	—
Foreign	(309)	(39,484)	63

	1,005	(43,945)	63

Benefits from intra-period allocation	—	—	(1,655)
Total income tax expense (benefit)	$17,261	$(46,228)	$2,200

Effective tax rate	23.3%	—	—

The Company’s effective tax rate for the year ended December 31, 2021 was 23.3% as compared to negative effective tax rates for the years ended December 31, 2020 and 2019. The Company’s effective tax rate in 2021 was higher than the U.S. federal statutory rate of 21.0%, primarily due to the earnings from its operating subsidiary in Korea at a higher statutory tax rate. The increase in the effective tax rate in 2021 was primarily due to the higher taxable income from the Korean subsidiary and the reverse termination fee income recognized by the parent entity in the U.S. in relation to the Merger. The negative effective tax rate in 2020 as compared to the U.S. federal statutory rate of 21.0%, was primarily attributable to the reversal of the valuation allowances established against the deferred tax assets in connection with the Company’s operating subsidiary in Korea and parent entity in the U.S. The difference between the annual effective income tax rate and the U.S. federal statutory rate of 21.0% in 2019 primarily related to the non-income
based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of different tax rates associated with certain earnings from the Company’s operations outside the U.S., the U.S. parent entity’s interest income, which is non-taxable
for U.S. tax purposes, and the change of deferred tax assets and valuation allowances.
The Company’s Korean subsidiary recorded $1,655 thousand income tax benefits for the year ended December 31, 2019, primarily attributable to the application of the exception rule under ASC 740, in connection with the intra-period allocation, which resulted in the tax benefit in its continuing operations and tax expense in the discontinued operations for an equal and offsetting amount for the presentation purposes only.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rates to the income (loss) from continuing operations before income tax expense. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision computed at statutory rates	$15,533	$2,274	$(3,825)
State income taxes, net of federal effect	—	730	(1,139)
Change in statutory tax rates	(259)	5,735	2,329
Difference in foreign tax rates	2,820	1,077	3,002
Permanent differences
Derivative assets adjustment	(23)	56	315
TPECs, hybrid and other interest	(3,400)	(2,722)	7,812
Thin capitalization	—	339	988
Equity-based compensation	(802)	(73)	(14)
Permanent foreign currency gain (loss)	1,888	(1,813)	(1,734)
Penalty	427	176	151
GILTI	6,156	24,224	5,112
Intercompany debt restructuring	971	11,137	(18,435)
Other permanent differences	(767)	1,335	408
Withholding tax	2,060	2,291	3,043
State net operating loss write-off	9,844	—	—
Change in valuation allowance	(13,803)	(75,452)	7,817
Benefits from intra-period allocation	—	—	(1,655)
Tax credits claimed	(5,508)	(12,397)	(651)
Tax credits expired	—	—	170
Uncertain tax positions liability	(35)	(20)	1
Change in net operating loss carry-forwards	621	(3,314)	—
Foreign local taxes	723	43	152
Others	815	146	(1,647)

Income tax expense (benefit)	$17,261	$(46,228)	$2,200

Of the income tax benefit of $13,803 thousand attributable to the change in valuation allowances during the year ended December 31, 2021, $9,844 thousand is related to the release of the valuation allowance established against the deferred tax assets associated in the U.S. entity due to the dissolution of the Company’s domestic subsidiary in 2021 subsequent to the sale of the Foundry Services Group business and Fab 4. The offsetting expense of
$9,844
 thousand was included in the state net operating loss
write-off
in 2021, resulting in no income tax effect in the year. The Company’s parent entity in the U.S. will no longer be subject to state income taxes in 2022 and thereafter. The remaining
$3,959 thousand represented the release of valuation allowances based on the assessment of the realizability of the related deferred tax assets in future tax years.
For the year ended December 31, 2020, a permanent difference of $24,224 thousand was included as Global intangible low-taxed
income (“GILTI”) in the U.S., and was primarily attributable to the income earned by certain foreign subsidiaries of the Company, including its Korean subsidiary, from the sale of the Foundry Services Group business and
Fab 4.

1
12

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The income tax benefit of $75,452 thousand was due to the changes in valuation allowances during the year ended December 31, 2020, of which $31,578 thousand related to the release of valuation allowances related to the Company’s current year earnings, which were mainly driven by GILTI inclusion at the U.S. parent company. The remaining $43,874 thousand represented the release of valuation allowances based on the realizability of the related deferred tax assets in future years. The Company’s operating subsidiary in Korea had generated three years of cumulative profits adjusted for permanent differences and is anticipated to generate taxable basis for the subsequent years. As a result, $39,413 thousand of valuation allowances, established against the Korean subsidiary’s deferred tax assets, were released as of December 31, 2020. In addition, management believes it is more likely than not that the Company’s parent in the U.S. would be able to utilize its net operating loss in future tax years, which would provide incremental tax savings of approximately $4,461 thousand. Therefore, the Company released its valuation allowances established against the U.S. parent’s deferred tax assets up to these anticipated tax savings as of December 31, 2020.
Of the permanent tax expense of $11,137 thousand related to intercompany debt restructuring recorded for the year ended December 31, 2020, $11,890 thousand related to the waiver and release of unpaid interests of the intercompany loans granted to the Korean subsidiary by the Dutch subsidiary. This transaction created taxable income for the Korean subsidiary, but did not result in a liability because of the utilization of loss carryforwards, which were used against income from cancellation of intercompany loans.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Inventory reserves	$1,313	$1,338
Accrued expenses	3,084	2,493
Property, plant and equipment	3,119	3,391
Accumulated severance benefits	11,842	12,343
Operating lease right-of-use liabilities	899	1,025
Foreign currency translation loss	17,280	9,129
NOL carry-forwards	87,636	121,389
Tax credit carry-forwards	14,164	15,395
Other long-term payable	2,457	944
Interest expense deduction limitation	4,731	—
Derivative liabilities	463	—
Others	1,610	1,629

Total deferred tax assets	148,598	169,076
Less: Valuation allowance	(94,212)	(115,636)

	54,386	53,440

Deferred tax liabilities
Derivative assets	—	417
Prepaid expense	2,300	1,071
Severance benefit deposits	4,227	3,156
Operating lease right-of-use assets	899	1,025
Foreign currency translation gain	5,139	2,431
Others	726	799

Total deferred tax liabilities	13,291	8,899

Net deferred tax assets	$41,095	$44,541

The Company has not recognized a deferred tax liability related to outside basis differences inherent in its foreign subsidiaries because the investments in those foreign subsidiaries within the group are essentially permanent in duration or earnings in foreign subsidiaries are intended to be indefinitely reinvested. It is not practicable to estimate the amount of deferred income taxes not recorded that are associated with those outside basis differences. If circumstances change and it becomes apparent that the undistributed earnings from foreign subsidiaries will be remitted or the parent entity will dispose of its interest in the subsidiaries in the foreseeable future, and related income taxes have not been recognized by the parent entity, the parent entity will accrue as an expense of the current period income taxes attributable to that remittance or disposition.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets of continuing operations and discontinued operations for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$115,636	$246,224	$248,633
Additions	—	—	7,912
Reductions	(13,803)	(75,452)	—
Changes relating to the discontinued operations	—	(67,484)	—
NOL/tax credit claimed/expired	—	3,686	(3,529)
Translation adjustments	(7,621)	8,662	(6,792)

Ending balance	$94,212	$115,636	$246,224

As of December
 31, 2021, 2020 and 2019, respectively, the Company recorded a valuation allowance of $94,212 thousand, $115,636 thousand and $246,224 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries.
The Company has recorded a full valuation allowance against certain foreign subsidiaries’ deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. The valuation allowances at December 31, 2021, 2020 and 2019 were primarily attributable to its Luxembourg subsidiary.

	Year Ended December 31,
	2021	2020	2019
NOL carry-forwards	$502,511	$604,977	$708,885
As of December 31, 2021, the Company had $502,511 thousand of net operating loss carry-forwards available to offset future taxable income, of which $288,548 thousand is associated with the Company’s Luxembourg subsidiary, mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Of the $288,548 thousand net operating loss carry-forwards, $279,848 thousand is carried forward indefinitely and the remaining $8,700 thousand expires from 2034 through 2037. The net operating loss carry-forwards retained by the Company’s U.S. parent and its domestic subsidiary (which was closed in 2021 subsequent to the sale of the Foundry Services Group business and Fab 4) amounts to $198,813 thousand, which expires at various dates through 2040. The amount associated with the Company’s Korean subsidiary of $11,499 thousand expires in 2026.
The Company utilized net operating loss of $70,672 thousand, $169,600 thousand and $30,945 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also has Dutch tax credit carry-forwards of approximately $14,164 thousand as of December 31, 2021. The Dutch tax credits are carried forward to be used for an indefinite period of time.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December
 31, 2021, 2020 and 2019, the Company recorded $386 thousand, $414 thousand and $445 thousand of unrecognized tax benefits of continuing operations and discontinued operations, respectively.
A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits, balance at the beginning	$414	$445	$426
Additions based on tax positions related to the current year	44	48	13
Reductions for tax positions of prior years	—	(34)	(1)
Lapse of statute of limitations	(79)	(76)	—
Translation adjustments	7	31	7

Unrecognized tax benefits, balance at the ending	$386	$414	$445

No
interest and penalties related to unrecognized tax benefits were recognized as of December
31
,
2021
,
2020
and
2019
.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.
18. Geographic and Other Information
The following sets forth information relating to the single continuing operating segment (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues
Standard products business
Display Solutions	$205,322	$299,057	$308,531
Power Solutions	227,777	166,462	176,316

Total standard products business	433,099	465,519	484,847
Transitional Fab 3 foundry services	41,131	41,540	35,824

Total revenues	$474,230	$507,059	$520,671

	Year Ended December 31,
	2021	2020	2019
Gross Profit
Standard products business	$149,596	$127,099	$116,397
Transitional Fab 3 foundry services	3,947	1,218	—

Total gross profit	$153,543	$128,317	$116,397

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2021	2020	2019
Korea	$113,776	$106,415	$132,622
Asia Pacific (other than Korea)	306,333	347,597	343,652
United States	6,052	5,147	2,399
Europe	5,698	4,317	4,801
Others	1,240	2,043	1,373

Total	$433,099	$465,519	$484,847

For the years ended December 31, 2021, 2020 and 2019, of the Company’s net sales—standard products business in Asia Pacific (other than Korea), net sales—standard products business in Greater China (China and Hong Kong) represented 65.8%, 82.0% and 95.8%, respectively, and net sales—standard products business in Vietnam represented 26.4%, 14.4% and 0.7%, respectively.

Net sales
from the Company’s top ten largest customers in the standard products business (which does not inc
lude the Transitional Fab 3 Foundry Services) accounted for 80%, 88% and 90% for the years ended December 31, 2021, 2020 and 2019, respectively.
For the year ended December 31, 2021, the Company had two customers that represented 42.5% and 10.4% of its net s ale
s—standard products business, and for the year ended December 31, 2020, the Company had one customer that represented 56.2% of its net sales—standard products business, and for the year ended December 31, 2019, the Company had one customer that represented 53.8% of its net sales—standard products business.

As of December 31, 2021 and 2020, one customer accounted for 25.6% and 45.1% of accounts receivable, respectively.
98% of the Company’s property, plant and equipment are located in Korea as of December 31, 2021.
19.
 Merger Agreement
On March 25, 2021, the Company, South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Parent”), formed by an affiliate of Wise Road Capital LTD, and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), providing for, among other things and subject to the terms and conditions thereof, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The Company and Parent were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Parent entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”).

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

On December
20, 2021, the Merger Agreement
 was
terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of $51,000 thousand from Parent and a new standby letter of credit, which secures a deferred fee of $19,200 thousand from Parent due on or before March 31, 2022. The Company recorded in its consolidated statement of operations $70,200 thousand income as part of merger-related costs (income), net for the year ended December 31, 2021, and in its consolidated balance sheet
$19,200
thousand deferred fee as other receivables at December 31, 2021.
For the years ended December 31, 2021 and 2020, the Company incurred $34,673 thousand and $653 thousand, respectively, of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in merger-related costs (income), net in the consolidated statements of operations.
20. Commitments and Contingencies
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
The Company experienced some minor disruption in its Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, its external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. The Company is, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on its future results of operations due to numerous uncertainties. The extent to which the
COVID-19
pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the
COVID-19
pandemic, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain the
COVID-19
pandemic or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of
COVID-19
cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of its customers and suppliers were to experience prolonged business shutdowns or other disruptions, its ability to conduct its business could be materially and negatively affected, which could have a material adverse impact on its business, results of operations and financial condition.
The Company continues to closely monitor and evaluate the nature and scope of the impact of the
COVID-19
pandemic to its business, consolidated results of operations, and financial condition, and may take

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

further actions altering its business operations and managing its costs and liquidity that the Company deems necessary or appropriate to respond to this ongoing and uncertain global health crisis and the resulting global economic consequences.
Merger-related Complaints
Since April 22, 2021, eleven complaints (each, a “Shareholder Complaint,” and together, the “Shareholder Complaints”) were filed seeking to enjoin the Merger, or, if the Merger is consummated, rescind the Merger or recover damages, as well as an award of each plaintiff’s fees and litigation expenses. The Shareholder Complaints, each filed as an individual action by a purported stockholder of the Company, were captioned as Schulthess v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-03587
(S.D.N.Y.) (the “Schulthess Complaint”), Pittman v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-02306
(E.D.N.Y.) (the “Pittman Complaint”), Flanagan v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-03743
(S.D.N.Y.) (the “Flanagan Complaint”), Castelli v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-03769
(S.D.N.Y.) (the “Castelli Complaint”), Doolittle v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-03801
(S.D.N.Y.) (the “Doolittle Complaint”), Thomas v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-03860
(S.D.N.Y.) (the “Thomas Complaint”), Finger v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-03927
(S.D.N.Y.), Kent v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-00657
(D. Del.) (the “Kent Complaint”), Kennedy v. Magnachip Semiconductor Corporation, et al., Case No.
2:21-cv-02110
(E.D. Pa.) (the “Kennedy Complaint”), Monroy v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-04921
(S.D.N.Y.) (the “Monroy Complaint”), and Jones v. Magnachip Semiconductor Corporation, et al., Case No.
1:21-cv-04966
(S.D.N.Y.). Each Shareholder Complaint alleged either that the preliminary proxy statement filed by the Company with the Securities and Exchange Commission (“SEC”) on April 19, 2021 or the definitive proxy statement filed by the Company with the SEC on May 7, 2021, is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule
14a-9
against the Company and certain current or former members of the Company’s board of directors (the “Board”). The Schulthess Complaint, Castelli Complaint and Monroy Complaint also alleged breaches of fiduciary duties by certain current or former members of the Board. The Schulthess Complaint further alleged that the Company aided and abetted purported breaches of fiduciary duties by certain current or former members of the Board.
On June 8, 2021, the Company voluntarily made supplemental disclosures related to the Merger in response to certain allegations raised in the Shareholder Complaints described above in order to avoid the risk that the Shareholder Complaints may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions. Since June 8, 2021, the plaintiffs who filed the Pittman Complaint, the Doolittle Complaint, the Flanagan Complaint, the Kennedy Complaint, the Kent Complaint, and the Thomas Complaint voluntarily dismissed their respective complaints.
On August 11, 2021, certain of the complaints filed in the U.S. District Court for the Southern District of New York were consolidated and interim co-lead
plaintiffs’ counsel were appointed.
By January 5, 2022, all Shareholder Complaints were voluntarily dismissed.

11
9

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

21. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following at December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Foreign currency translation adjustments	$(770)	$2,069
Derivative adjustments	(1,460)	1,634

Total	$(2,230)	$3,703

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

Year Ended December 31, 2021	Foreign currency translation adjustments	Derivative adjustments	Total

Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,839)	(3,913)	(6,752)
Amounts reclassified from accumulated other comprehensive loss	—	819	819

Net current-period other comprehensive loss	(2,839)	(3,094)	(5,933)

Ending balance	$(770)	$(1,460)	$(2,230)

Year Ended December 31, 2020	Foreign currency translation adjustments	Derivative adjustments	Total

Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income before reclassifications	6,274	1,452	7,726
Amounts reclassified from accumulated other comprehensive income	—	(1,363)	(1,363)

Net current-period other comprehensive income	6,274	89	6,363

Ending balance	$2,069	$1,634	$3,703

Year Ended December 31, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	15,856	(2,894)	12,962
Amounts reclassified from accumulated other comprehensive loss	—	4,488	4,488

Net current-period other comprehensive income	15,856	1,594	17,450

Ending balance	$(4,205)	$1,545	$(2,660)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

There
 was an income tax
benefit
of $752 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2021. There was an income tax expense
of $316 thousand related to changes in accumulated other comprehensive income for the year ended December 31, 2020.

22. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$56,708	$57,059	$(20,413)
Income (loss) from discontinued operations, net of tax	—	287,906	(1,413)

Net income (loss)	$56,708	$344,965	$(21,826)

Basic weighted average common stock outstanding	44,879,412	35,213,525	34,321,888
Basic earnings (loss) per common share
Continuing operations	$1.26	$1.62	$(0.59)
Discontinued operations	—	8.18	(0.05)

Total	$1.26	$9.80	$(0.64)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$56,708	$57,059	$(20,413)
Add back: Interest expense on Exchangeable Notes	959	5,708	—

Income (loss) from continuing operations allocated to common stockholders	$57,667	$62,767	$(20,413)
Income (loss) from discontinued operations, net of tax	—	287,906	(1,413)

Net income (loss) allocated to common stockholders	$57,667	$350,673	$(21,826)

Basic weighted average common stock outstanding	44,879,412	35,213,525	34,321,888
Net effect of dilutive equity awards	1,403,789	1,145,906	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	1,426,172	10,144,155	—

Diluted weighted average common stock outstanding	47,709,373	46,503,586	34,321,888
Diluted earnings (loss) per common share
Continuing operations	$1.21	$1.35	$(0.59)
Discontinued operations	—	6.19	(0.05)

Total	$1.21	$7.54	$(0.64)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2021	2020	2019
Options	50,000	651,417	2,177,045
Restricted Stock Units	—	—	1,043,303

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

For the year ended December 31, 2019, 10,153,620 shares of potential common stock from the assumed conversion of Exchangeable

Notes were excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.

Rights Plan
The Company entered into a Rights Agreement, dated as of December 13,

2021,

between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”), and the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $
0.01
per share, outstanding at the close of business on December
23
,
2021
. Each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth
of a share of Series
A-1
Junior Participating Preferred Stock, par value $
0.01
per share, at a purchase price of $
80
, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of
12.5
% (or
20
% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule
13
G under the Securities Exchange Act of
1934)
or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after (and not including) the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $
0.001
per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of
50
% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on December
12
,
2022
, unless redeemed or exchanged prior to that time.
If any person or group of affiliated or associated persons becomes an Acquiring Person, then, after the Distribution Date, each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons or transferees thereof) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock having a market value of twice the Purchase Price. Alternatively, if, after any person or group of affiliated or associated persons becomes an Acquiring Person, (1) the Company is involved in a merger or other business combination in which the Company is not the surviving corporation or its common stock is changed into or exchanged for other securities or assets; or (2) the Company or one or more of its subsidiaries sell or otherwise transfer assets or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries, taken as a whole, then each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or in certain circumstances, an affiliate)
having a market value of twice the Purchase Price.

1
22

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

23. Subsequent Events
Derivative contracts
In January 2022, the Company and NFIK entered into derivative contracts of zero cost collars for the period from January 2023 to June 2023. The total notional amounts are $30,000 thousand.
In January 2022, the Company and SC entered into derivative contracts of zero cost collars for the period from October 2022 to December 2022. The total notional amounts are $9,000 thousand.

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
and
15d-15(e)
promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth in
Internal Control—Integrated
Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(e)
Effective as of February 23, 2022, Ms. Shin Young Park, the Company’s Chief Financial Officer, entered into an Executive Service Agreement (the “Executive Service Agreement”) with the Company and its Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”). In exchange for her services as Chief Financial Officer of the Company and MSK, Ms. Park will be entitled under the Executive Service Agreement to an annual base salary at a rate of $310,000 per annum and shall be eligible to receive and annual cash bonus under the terms of the Company’s cash bonus plan then in effect, with an initial anticipated targeted annual bonus of 50% of Ms. Park’s annual base salary, subject to increase at the discretion of the Board. In addition, Ms. Park will be eligible to participate in the equity incentive program applicable to the Company’s executives, subject, in all cases, as shall be determined and approved by the Board in its sole discretion. Ms. Park will also be entitled to participate in the Company’s standard benefit plans, programs and arrangements in the same manner as the Company’s similarly situated executives.
Under the Executive Service Agreement, Ms. Park’s engagement may be terminated with or without cause, with or without good reason, or upon Ms. Park’s death or disability. To the extent that Ms. Park is terminated without cause or Ms. Park resigns for good reason, the Company is obligated under the Executive Service Agreement to (i) (x) pay Ms. Park’s then effective base salary for a period of up to twelve months after the date of termination and (y) if such termination date occurs after June 30 of the calendar year, pay Ms. Park’s pro rated annual bonus with respect to the calendar year in which such termination occurs; provided that the severance payment shall instead equal one and one-half (1.5) times Ms. Park’s then effective base salary to the extent that such termination without cause or resignation for good reason takes place while the Company is party to a definitive corporate transaction, the consummation of which would result in a change of control, or within 18 months following a change of control, and (ii) provide for vesting of any outstanding unvested equity awards as set forth in the 2011 Plan or the 2020 Plan, as applicable and the applicable award agreements. The amounts payable pursuant to the immediately preceding sentence are contingent on Ms. Park’s execution and non-revocation of a general waiver and release of claims agreement and compliance of non-competition, non-disclosure and other covenants contained in the Executive Service Agreement.
(e)
On February 22, 2022, the Company’s Board of Directors approved the allocation of a discretionary cash retention bonus award pool to certain executive officers and other key employees of the Company, including named executive officers Young-Joon (YJ) Kim, the Company’s Chief Executive Officer, Theodore Kim, the Company’s Chief Compliance Officer and General Counsel, Shin Young Park, the Company’s Chief Financial Officer, Woung Moo Lee, the Company’s General Manager of Worldwide Sales, and Chan Ho Park, the Company’s General Manager of Power Solutions. The purpose of the retention bonus awards is to ensure continued retention of key executive officers and employees, as well as to reward such employees for their substantial contributions in connection with the previously contemplated and terminated merger agreement with an affiliate of Wise Road Capital LTD. The retention bonus awards are expected to be paid in December 2022, subject to the employee’s continued service (unless such employee is terminated without cause or resigns for good reason). The cash retention bonus awards allocated to each named executive officer are: Young-Joon (YJ) Kim ($600,001); Theodore Kim ($529,400); Shin Young Park ($330,875); Woung Moo Lee ($185,290); and Chan Ho Park ($132,350).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020)

2.2-1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among South Dearborn Limited, Michigan Merger Sub, Inc., and Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 29, 2021).

2.2-2	Letter Agreement, dated as of June 11, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 14, 2021).

2.2-3	Letter Agreement, dated as of August 23, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 23, 2021)

2.2-4	Termination and Settlement Agreement, dated December 13, 2021 by and between Magnachip Semiconductor Corporation and South Dearborn Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on December 13, 2021)

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed on December 30, 2020)

3.4	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.5	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

Exhibit No.	Exhibit Description

3.7	Certificate of Designation of Series A-1, Junior Participating Preferred Stock of Magnachip Semiconductor Corporation, as filed with the Secretary of State of Delaware on December 13, 2021.

4.1#	Description of Securities

4.2	Rights Agreement, dated December 13, 2021 by and between Magnachip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K on December 13, 2021)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.3*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

10.4*	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2020).

10.5*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.6*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.7-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.7-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.7-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.7-4*	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10.7-5*	Form of Restricted Stock Units Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2018).

Exhibit No.	Exhibit Description

10.7-6*	Form of Restricted Stock Units Agreement (TSR Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2018).

10.7-7*	Form of Restricted Stock Units Agreement (AOP Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 27, 2018).

10.8*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.8-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.8-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.9*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.9-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.9-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.9-3*	Separation Agreement, dated as of December 29, 2021 among Magnachip Semiconductor, Ltd. (Korea), Magnachip Semiconductor Corporation and Young Soo Woo (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2022).

10.10*	Executive Service Agreement, dated as of May 25, 2020, by and between Young Soo Woo, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.11*	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.12*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.13*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.14*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.15*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.16*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.17*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.18*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.20*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.21*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.22*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

10.23*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020)

10.24*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.25*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.26*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.27*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.28*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.29	ASR Agreement, dated December 21, 2021 by and between Magnachip Semiconductor Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2021)

Exhibit No.	Exhibit Description

10.30#	Executive Service Agreement, effective as of February 23, 2022, by and between Shin Young Park, Magnachip Semiconductor Corporation and Magnachip Semiconductor, Ltd.

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 23, 2022
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shin Young Park	February 23, 2022
Shin Young Park, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Melvin Keating	February 23, 2022
Melvin Keating, Director

/s/ Ilbok Lee	February 23, 2022
Ilbok Lee, Director

/s/ Camillo Martino	February 23, 2022
Camillo Martino, Non-Executive Chairman of the Board of Directors

/s/ Gary Tanner	February 23, 2022
Gary Tanner, Director

/s/ Liz Chung	February 23, 2022
Liz Chung, Director