Form 10-Q
period 2022-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2022-05-06
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2022, the registrant had 44,894,385 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
PART II OTHER INFORMATION		46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6.	Exhibits	47
SIGNATURES		48

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands of U.S. dollars, except share data)
Assets
Current assets

Cash and cash equivalents	$284,921	$279,547
Accounts receivable, net	51,208	50,954
Inventories, net	36,947	39,370
Other receivables (Notes 1 6 and 1 8 )	26,121	25,895
Prepaid expenses	9,124	7,675
Hedge collateral (Note 7)	4,060	3,060
Other current assets (Note 1 7 )	9,262	2,619

Total current assets	421,643	409,120
Property, plant and equipment, net	102,675	107,882
Operating lease right-of-use assets	3,719	4,275
Intangible assets, net	2,203	2,377
Long-term prepaid expenses	6,771	8,243
Deferred income taxes	40,246	41,095
Other non-current assets	10,608	10,662

Total assets	$587,865	$583,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,566	$37,593
Other accounts payable	7,707	6,289
Accrued expenses (Note 6)	20,573	20,071
Accrued income taxes	9,361	11,823
Operating lease liabilities	2,223	2,323
Other current liabilities	6,989	7,382

Total current liabilities	84,419	85,481
Accrued severance benefits, net	32,572	33,064
Non-current operating lease liabilities	1,496	1,952
Other non-current liabilities	8,216	10,395

Total liabilities	126,703	130,892

Commitments and contingencies (Note 1 7 )
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,225,441 shares issued and 44,894,385 outstanding at March 31, 2022 and 55,905,320 shares issued and 45,659,304 outstanding at December 31, 2021	562	559
Additional paid-in capital	261,830	241,197
Retained earnings	353,070	343,542
Treasury stock, 11,331,056 shares at March 31, 2022 and 10,246,016 shares at December 31, 2021, respectively	(148,523)	(130,306)
Accumulated other comprehensive loss	(5,777)	(2,230)

Total stockholders’ equity	461,162	452,762

Total liabilities and stockholders’ equity	$587,865	$583,654

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands of U.S. dollars, except share data)
Revenues:

Net sales – standard products business	$94,010	$112,906
Net sales – transitional Fab 3 foundry services	10,083	10,113

Total revenues	104,093	123,019
Cost of sales:
Cost of sales – standard products business	56,080	79,247
Cost of sales – transitional Fab 3 foundry services	9,017	9,390

Total cost of sales	65,097	88,637

Gross profit	38,996	34,382
Operating expenses:
Selling, general and administrative expenses	14,163	12,634
Research and development expenses	11,954	13,423
Merger-related costs	—	9,831
Other charges	—	585

Total operating expenses	26,117	36,473

Operating income (loss)	12,879	(2,091)
Interest expense	(111)	(1,041)
Foreign currency loss, net	(690)	(4,671)
Other income, net	933	620

Income (loss) before income tax expense	13,011	(7,183)
Income tax expense	3,483	290

Net income (loss)	$9,528	$(7,473)

Basic earnings (loss) per common share—	$0.21	$(0.19)
Diluted earnings (loss) per common share—	$0.20	$(0.19)
Weighted average number of shares—
Basic	45,603,208	40,292,838
Diluted	46,693,294	40,292,838
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands of US dollars)

Net income (loss)	$9,528	$(7,473)
Other comprehensive loss
Foreign currency translation adjustments	(3,045)	(2,058)
Derivative adjustments
Fair valuation of derivatives	(1,264)	(2,125)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	762	(511)

Total other comprehensive loss	(3,547)	(4,694)

Total comprehensive income (loss)	$5,981	$(12,167)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2022:

Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762
Stock-based compensation	—	—	1,638	—	—	—	1,638
Exercise of stock options	151,326	1	1,780	—	—	—	1,781
Settlement of restricted stock units	168,795	2	(2)	—	—	—	—
Acquisition of treasury stock	(53,464)	—	—	—	(1,000)	—	(1,000)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Other comprehensive loss, net	—	—	—	—	—	(3,547)	(3,547)
Net income	—	—	—	9,528	—	—	9,528

Balance at March 31, 2022	44,894,385	$562	$261,830	$353,070	$(148,523)	$(5,777)	$461,162

Three Months Ended March 31, 2021:
Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600
Stock-based compensation	—	—	1,646	—	—	—	1,646
Exchange of exchangeable senior notes	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	175,760	2	2,536	—	—	—	2,538
Settlement of restricted stock units	205,630	2	(2)	—	—	—	—
Acquisition of treasury stock	(51,455)	—	—	—	(1,010)	—	(1,010)
Other comprehensive loss, net	—	—	—	—	—	(4,694)	(4,694)
Net loss	—	—	—	(7,473)	—	—	(7,473)

Balance at March 31, 2021	46,257,413	$555	$250,829	$279,361	$(109,407)	$(991)	$420,347

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands of U.S. dollars)
Cash flows from operating activities

Net income (loss)	$9,528	$(7,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,891	3,448
Provision for severance benefits	1,670	1,771
Amortization of debt issuance costs and original issue discount	—	261
Loss on foreign currency, net	6,380	14,873
Provision for inventory reserves	145	1,504
Stock-based compensation	1,638	1,646
Other, net	161	154
Changes in operating assets and liabilities
Accounts receivable, net	(1,213)	9,794
Inventories	1,456	6,071
Other receivables	667	(1,438)
Other current assets	(6,829)	5,427
Accounts payable	538	(7,701)
Other accounts payable	(702)	1,570
Accrued expenses	187	2,393
Accrued income taxes	(2,346)	(10,700)
Other current liabilities	(711)	1,087
Other non-current liabilities	(73)	18
Payment of severance benefits	(1,389)	(1,493)
Other, net	(178)	12

Net cash provided by operating activities	12,820	21,224
Cash flows from investing activities
Proceeds from settlement of hedge collateral	1,829	—
Payment of hedge collateral	(2,891)	—
Purchase of property, plant and equipment	(944)	(1,082)
Payment for intellectual property registration	(59)	(171)
Other, net	(77)	(111)

Net cash used in investing activities	(2,142)	(1,364)
Cash flows from financing activities
Proceeds from exercise of stock options	1,781	2,538
Acquisition of treasury stock	(830)	(1,540)
Repayment of financing related to water treatment facility arrangement	(134)	(144)
Repayment of principal portion of finance lease liabilities	(16)	(16)

Net cash used in financing activities	801	838
Effect of exchange rates on cash and cash equivalents	(6,105)	(10,444)

Net increase in cash and cash equivalents	5,374	10,254
Cash and cash equivalents at beginning of period	279,547	279,940

Cash and cash equivalents at end of period	$284,921	$290,194

Supplemental cash flow information
Cash paid for interest	$—	$2,094
Cash paid for income taxes	$5,421	$9,633
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$524	$622
Non-cash financing activities
Exchange of exchangeable senior notes into common stock	$—	$83,740
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$(996)	$(114)
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
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4”. Following the consummation of the sale, and for up to three years, the Company is expected to provide transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3, at an agreed upon cost plus mark-up
(the “Transitional Fab 3 Foundry Services”).
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2021 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted EPS computation for these instruments. The Company adopted ASU
2020-06
as of January 1, 2022, and the adoption of ASU
2020-06
did not have an impact on the Company’s consolidated financial statements.
In May 2021, the FASB issued ASU
No. 2021-04,
“Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic
470-50)”,
Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU
2021-04”),
ASU
2021-04
clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options so that the transaction should be treated as an exchange of the original instrument for a new instrument. The Company adopted ASU
2021-04
as of January 1, 2022, and the adoption of ASU
2021-04
did not have an impact on the Company’s consolidated financial statements.

2. Inventories
Inventories as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Finished goods	$5,591	$9,594
Semi-finished goods and work-in-process	25,119	25,968
Raw materials	9,839	9,443
Materials in-transit	1,953	95
Less: inventory reserve	(5,555)	(5,730)

Inventories, net	$36,947	$39,370

Changes in inventory reserve for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021

Beginning balance	$(5,730)	$(5,901)
Change in reserve
Inventory reserve charged to costs of sales	(1,607)	(2,164)
Sale of previously reserved inventory	1,452	634

	(155)	(1,530)
Write off	211	902
Translation adjustments	119	248

Ending balance	$(5,555)	$(6,281)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of March 31, 2022 and December 31, 2021 are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021

Buildings and related structures	$24,003	$24,273
Machinery and equipment	103,386	105,300
Finance lease right-of-use assets	309	316
Others	32,682	32,396

	160,380	162,285
Less: accumulated depreciation	(95,839)	(94,119)
Land	13,608	13,898
Construction in progress	24,526	25,818

Property, plant and equipment, net	$102,675	$107,882

Aggregate depreciation expenses totaled $3,706 thousand and $3,262 thousand for the three months ended March 31, 2022 and 2021, respectively.
4. Intangible Assets
Intangible assets as of March 31, 2022 and December 31, 2021 are comprised of the following (in thousands):

	March 31, 2022
	Gross amount	Accumulated amortization	Net amount

Intellectual property assets	$9,180	$(6,977)	$2,203

Intangible assets	$9,180	$(6,977)	$2,203

	December 31, 2021
	Gross amount	Accumulated amortization	Net amount

Intellectual property assets	$9,312	$(6,935)	$2,377

Intangible assets	$9,312	$(6,935)	$2,377

Aggregate amortization expenses for intangible assets totaled $185 thousand and $186 thousand for the three months ended March 31, 2022 and 2021, respectively.

5. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

Leases	Classification	March 31, 2022	December 31, 2021
Assets

Operating lease	Operating lease right-of-use assets	$3,719	$4,275
Finance lease	Property, plant and equipment, net	108	126

Total lease assets		$3,827	$4,401

Liabilities
Current
Operating	Operating lease liabilities	$2,223	$2,323
Finance	Other current liabilities	67	68
Non-current
Operating	Non-current operating lease liabilities	1,496	1,952
Finance	Other non-current liabilities	54	73

Total lease liabilities		$3,840	$4,416

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2022	December 31, 2021

Weighted average remaining lease term

Operating leases	2.3 years	2.4 years
Finance leases	1.8 years	2.0 years
Weighted average discount rate
Operating leases	4.12%	4.20%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021

Operating lease cost	$569	$680
Finance lease cost
Amortization of right-of-use assets	16	17
Interest on lease liabilities	2	4

Total lease cost	$587	$701

The above table does not include an immaterial cost of short-term leases for the three months ended March 31, 2022 and 2021.

Other lease information is as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities

Operating cash flows from operating leases	$569	$680
Operating cash flows from finance leases	2	4
Financing cash flows from finance leases	16	16
The aggregate future lease payments for operating and finance leases as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2022	$1,837	$56
2023	1,079	74
2024	607	—
2025	393	—

Total future lease payments	3,916	130
Less: Imputed interest	(197)	(9)

Present value of future payments	$3,719	$121

6. Accrued Expenses
Accrued expenses as of March 31, 2022 and December 31, 2021 are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021

Payroll, benefits and related taxes, excluding severance benefits	$8,854	$9,548
Withholding tax attributable to intercompany interest income	2,405	1,950
Outside service fees	1,829	1,088
Merger-related costs	6,325	7,035
Others	1,160	450

Accrued expenses	$20,573	$20,071

1
2

7. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of March 31, 2022 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement

May 13, 2021	$24,000	April 2022 to September 2022
August 13, 2021	$39,000	April 2022 to December 2022
January 04, 2022	$39,000	October 2022 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
Details of the zero cost collar contracts as of December 31, 2021 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement

May 13, 2021	$39,000	January 2022 to September 2022
August 13, 2021	$48,000	January 2022 to December 2022
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2022	December 31, 2021
Asset Derivatives:

Zero cost collars	Other non-current assets	$94	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$2,421	$2,020
Zero cost collars	Other non-current liabilities	$149	$—
Offsetting of derivative assets and liabilities as of March 31, 2022 is as follows (in thousands):

As of March 31, 2022	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:

Zero cost collars	$94	$—	$94	$—	$—	$94
Liability Derivatives:
Zero cost collars	$2,570	$—	$2,570	$—	$(3,060)	$(490)
Offsetting of derivative liabilities as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets			Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:

Zero cost collars	$2,020	$—	$2,020	$—		$(2,060)		$(40)

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Loss Recognized in Statement of Operations on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021		2022	2021

Zero cost collars	$(1,264)	$(2,125)	Net sales	$(762)	$511	Other income, net	$(129)		$(86)

	$(1,264)	$(2,125)		$(762)	$511		$(129)		$(86)

As of March 31, 2022, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $1,907 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

Counterparties	March 31, 2022	December 31, 2021

SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with NFIK and SC for any exposure in excess of $500 thousand. As of March 31, 2022, $2,360 thousand and $700 thousand of additional cash collateral w as
required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2021, $760 thousand and $1,300 thousand of additional cash collateral w as
required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

1
4

8. Fair Value Measurements
Fair Value of Financial Instruments
As of March 31, 2022, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2022	Fair Value Measurement March 31, 2022	Quoted Prices in Active Markets for Identical Asset / Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Derivative assets (other non-current assets)	$94	$94	—	$94	—
Liabilities:
Derivative liabilities (other current liabilities)	$2,421	$2,421	—	$2,421	—
Derivative liabilities (other non-current liabilities)	$149	$149	—	$149	—
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

1
5

9. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2022, 98% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021

Beginning balance	$51,567	$54,452
Provisions	1,670	1,771
Severance payments	(1,389)	(1,493)
Translation adjustments	(1,077)	(2,177)

	50,771	52,553
Less: Cumulative contributions to severance insurance deposit accounts	(17,954)	(13,212)
The National Pension Fund	(50)	(61)
Group severance insurance plan	(195)	(210)

Accrued severance benefits, net	$32,572	$39,070

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2022	$253
2023	631
2024	923
2025	1,505
2026	2,183
2027	1,746
2028 – 2032	20,679
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

1
6

10. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2022 and December 31, 2021, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $ 348,477 thousand and $344,411 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,210.8:1 and 1,185.5:1 using the first base rate as of March 31, 2022 and December 31, 2021, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three months ended March 31, 2022, the Company recorded an income tax expense of $3,483 thousand, primarily relate
d
 to its primary operating entity in Korea based on the estimated taxable income for the respective period.
For the three months ended March 31, 2021, the Company recorded an income tax expense of $290 thousand, primarily attributable to interest on intercompany loan balances, which was offset in part by the tax benefit recognized on the loss for the first quarter of 2021 from the Company’s Korean subsidiary.

1
7

12. Geographic and Other Information
The following sets forth information relating to the single operating segment (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Standard products business

Display Solutions	$29,185	$58,895
Power Solutions	64,825	54,011

Total standard products business	$94,010	$112,906
Transitional Fab 3 foundry services	10,083	10,113

Total revenues	$104,093	$123,019

	Three Months Ended
	March 31, 2022	March 31, 2021
Gross Profit

Standard products business	$37,930	$33,659
Transitional Fab 3 foundry services	1,066	723

Total gross profit	$38,996	$34,382

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021

Korea	$31,030	$26,434
Asia Pacific (other than Korea)	58,260	83,740
United States	2,864	1,274
Europe	1,856	1,243
Others	—	215

Total	$94,010	$112,906

For the three months ended March 31, 2022 and 2021, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong together
represented 71.1% and 57.1%, respectively, and net sales—standard products business in Vietnam represented 14.4% and 37.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 72% and 82% for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, the Company had two customers that represented 25.5% and 12.9% of its net sales – standard products business
, respectively.
For the three months ended March 31, 2021, the Company had two customers that represented 48.8% and 10.0% of its net sales – standard products business
, respectively.
As of March 31, 2022, two customers accounted for 17.0% and 16.7% of accounts receivable, respectively. As of December 31, 2021, two customers accounted for 25.6% and 18.6% of accounts receivable, respectively.

1
8

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021

Foreign currency translation adjustments	$(3,815)	$(770)
Derivative adjustments	(1,962)	(1,460)

Total	$(5,777)	$(2,230)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

Three Months Ended March 31, 2022	Foreign currency translation adjustments	Derivative adjustments	Total

Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(3,045)	(1,264)	(4,309)
Amounts reclassified from accumulated other comprehensive loss	—	762	762

Net current-period other comprehensive loss	(3,045)	(502)	(3,547)

Ending balance	$(3,815)	$(1,962)	$(5,777)

Three Months Ended March 31, 2021	Foreign currency translation adjustments	Derivative adjustments	Total

Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,058)	(2,125)	(4,183)
Amounts reclassified from accumulated other comprehensive income	—	(511)	(511)

Net current-period other comprehensive loss	(2,058)	(2,636)	(4,694)

Ending balance	$11	$(1,002)	$(991)

14. Stockholders’ Equity
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
In March 2022, the previously announced repurchase of $37,500 thousand of the Company’s common stock was completed pursuant to the ASR Agreement, and as a result, the Company additionally received 1,031,576 shares of its common stock for an aggregate purchase price of $ 17,217 thousand at a price per share of $16.69, which was reclassified as a treasury stock from additional paid-in
capital in stockholder’s equity in its consolidated balance sheets.

15. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands of U.S. dollars, except share data)

Basic Earnings (Loss) per Share

Net income (loss)	$9,528	$(7,473)

Basic weighted average common stock outstanding	45,603,208	40,292,838
Basic earnings (loss) per share	$0.21	$(0.19)
Diluted Earnings (Loss) per Share
Net income (loss)	$9,528	$(7,473)

Basic weighted average common stock outstanding	45,603,208	40,292,838
Net effect of dilutive equity awards	1,090,086	—

Diluted weighted average common stock outstanding	46,693,294	40,292,838
Diluted earnings (loss) per share	$0.20	$(0.19)
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2022	March 31, 2021
Options	130,000	1,471,421
Restricted Stock Units	—	1,109,572
For the three months ended March 31, 2021, 5,783,919 shares of potential common stock from the assumed conversion of Exchangeable Notes were excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.
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

16. Merger Agreement
On March 25, 2021, the Company, South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Parent”), formed by an affiliate of Wise Road Capital LTD (“Wise Road”), and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), providing for, among other things and subject to the terms and conditions thereof, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The Company and Parent were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Parent entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), pursuant to which Parent agreed to pay $70,200 thousand (the “Termination Fee”) to the Company on the terms specified in the Termination Agreement in satisfaction of Parent’s obligation to pay a termination fee in connection with the termination of the Merger Agreement.

On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of $51,000 thousand from Parent and a standby letter of credit, which secures a deferred fee of $19,200 thousand from Parent due on or before March 31, 2022.
As of March 31, 2022, of the Termination Fee, $19,200 thousand deferred fee was recorded as other receivables.
For the three months ended March 31, 2021, the Company incurred $9,831 thousand of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in merger-related costs in the consolidated statements of operations.

17. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $8,001 thousand and $1,708 thousand as other current assets as of March 31, 2022 and December 31, 2021, respectively.
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
18. Subsequent Events
The Terminated Merger
The Merger Agreement was previously terminated on December 20, 2021 pursuant to the Termination Agreement following the Company’s receipt of a portion of the Termination Fee equal to $51,000 thousand from Parent and the issuance of a standby letter of credit, which secured a deferred portion of the Termination Fee equal to $19,200 thousand from Parent due on or before March 31, 2022. In connection therewith, the Company,
 Parent and Wise Road entered into a first amendment to the Termination Agreement, dated April 4, 2022, pursuant to which Parent agreed to pay the Company $19,200 thousand, of which $14,400 thousand has been paid on April 4, 2022 and payment of the remaining $4,800 thousand (which amount is secured by a new standby letter of credit, dated April 4, 2022), will be paid by Parent on or before June 30, 2022.
Derivative contracts
In April 2022, the Company and NFIK entered into derivative contracts of zero cost collars for the period from April 2023 to December 2023. The total notional amounts are $33,000 thousand.
In April 2022, the Company and SC entered into derivative contracts of zero cost collars for the period from October 2022 to March 2023. The total notional amounts are $18,000 thousand.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2021 filed on February 23, 2022 (“2021 Form
10-K”)
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
Statements made in this Report, unless the context otherwise requires, that include the use of the terms “we,” “us,” “our” and “Magnachip” refer to Magnachip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

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
converters, LED drivers, regulators and power management integrated circuits (PMICs) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electrics, automotive, and industrial applications such as power suppliers,
e-bikes,
solar inverters, LED lighting and motor drives.
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
Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external
12-inch
foundries starting in the second half of 2015 and we have started outsourcing
8-inch
wafer for OLED TV IC after the sale of our fabrication facility located in Cheongju. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly under the current global shortage of foundry services. Although we are working strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.
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

Recent Developments
Accelerated Stock Repurchase Program
On December 21, 2021, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock and we entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37.5 million of our common stock.
Pursuant to the terms of the ASR Agreement dated December 21, 2021, we paid to JPM $37.5 million in cash and received an initial delivery of 994,695 shares of our common stock in the open market for an aggregate purchase price of $20.1 million at a price per share of $20.18 on December 22, 2021.
As of December 31, 2021, we accounted for the remaining portion of the ASR Agreement as a forward contract indexed to our common stock and recorded $17.4 million in additional paid-in
capital in stockholders’ equity in our consolidated balance sheets.
In March 2022, the previously announced repurchase of $37.5 million of our common stock was completed pursuant to the ASR Agreement, and as a result, we additionally received 1,031,576 shares of our common stock for an aggregate purchase price of $17.2 million at a price per share of $16.69, which was reclassified as a treasury stock from additional paid-in
capital in stockholder’s equity in our consolidated balance sheets.
Additional details about the ASR Agreement are contained in the Current Report on Form
8-K
filed by us with the Securities and Exchange Commission, or the SEC on March 14, 2022.
Global Semiconductor Chip Shortage
Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacity. As a result, we may experience increased costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. Specifically, if we are unable to secure manufacturing capacity from the external foundries we rely on, our ability to deliver products to our customers may be negatively impacted. Also, this shortage of manufacturing capacity may lead to an increase in our manufacturing costs. Our principal pricing strategy is to pass on the increased manufacturing costs to our customers; however, we may not be fully able to do this in all cases. Total revenues for the three months ended March 31, 2022 were severely impacted by these persisting supply shortages, in particular for 28nm
12-inch
OLED wafers.
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
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss, net, (iv) merger-related costs and (v) other charges. EBITDA for the periods indicated is defined as net income (loss) before interest expense (income), net, income tax expense, and depreciation and amortization.
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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Dollars in millions)
Net Income (loss)	$9.5	$(7.5)
Interest expense (income), net	(0.6)	0.4
Income tax expense	3.5	0.3
Depreciation and amortization	3.9	3.4
EBITDA	16.3	(3.3)
Adjustments:
Equity-based compensation expense(a)	1.6	1.6
Foreign currency loss, net(b)	0.7	4.7
Derivative valuation loss, net(c)	0.1	0.1
Merger-related costs(d)	—	9.8
Other charges(e)	—	0.6

Adjusted EBITDA	$18.8	$13.5

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

(d)
For the three months ended March 31, 2021, this adjustment eliminates $9.8 million in non-recurring
professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)
For the three months ended March 31, 2021, this adjustment eliminates $0.6 million non-recurring
professional service fees and expenses incurred in connection with the regulatory requests. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense, (ii) merger-related costs and (iii) other charges.
The following table summarizes the adjustments to operating income (loss) that we make in order to calculate Adjusted Operating Income for the periods indicated:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Dollars in millions)
Operating income (loss)	$12.9	$(2.1)
Adjustments:
Equity-based compensation expense(a)	1.6	1.6
Merger-related costs(b)	—	9.8
Other charges(c)	—	0.6

Adjusted Operating Income	$14.5	$10.0

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the three months ended March 31, 2021, this adjustment eliminates $9.8 million non-recurring
professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(c)
For the three months ended March 31, 2021, this adjustment eliminates $0.6 million non-recurring
professional service fees and expenses incurred in connection with the regulatory requests. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss, net, (iv) merger-related costs, (v) other charges and (vi) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (including on a per share basis) for the periods indicated:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Dollars in millions, except per share data)
Net Income (Loss)	$9.5	$(7.5)
Adjustments:
Equity-based compensation expense(a)	1.6	1.6
Foreign currency loss, net(b)	0.7	4.7
Derivative valuation loss, net(c)	0.1	0.1
Merger-related costs(d)	—	9.8
Other charges(e)	—	0.6
Income tax effect on non-GAAP adjustments(f)	1.0	—

Adjusted Net Income	$12.9	$9.3

Reported earnings (loss) per share—basic	$0.21	$(0.19)
Reported earnings (loss) per share—diluted	$0.20	$(0.19)
Weighted average number of shares—basic	45,603,208	40,292,838
Weighted average number of shares—diluted	46,693,294	40,292,838
Adjusted earnings per share—basic	$0.28	$0.23
Adjusted earnings per share—diluted	$0.28	$0.22
Weighted average number of shares—basic	45,603,208	40,292,838
Weighted average number of shares—diluted	46,693,294	47,470,416

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

(d)
For the three months ended March 31, 2021, this adjustment eliminates $9.8 million non-recurring
professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)
For the three months ended March 31, 2021, this adjustment eliminates $0.6 million non-recurring
professional service fees and expenses incurred in connection with the regulatory requests. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(f)
For the three months ended March 31, 2022, this adjustment eliminates the income tax effect on non-GAAP
adjustments of $1.0 million related to our Korean subsidiary using a calculation method that we compare the tax expense of our Korean subsidiary with and without the non-GAAP
adjustments.

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

Factors Affecting Our Results of Operations
Net
Sales.
We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of mobile OLED products to external
12-inch
foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan, Taiwan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2022 and 2021, we sold products to 140 and 145 customers, respectively, and our net sales to our ten largest customers represented 72% and 82% of our net sales—standard products business, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2022, approximately 98% of our employees were eligible for severance benefits.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2022, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $348.5 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.
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

Results of Operations – Comparison of Three Months Ended March 31, 2022 and 2021
The following table sets forth consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$94.0	90.3%	$112.9	91.8%	$(18.9)
Net sales – transitional Fab 3 foundry services	10.1	9.7	10.1	8.2	(0.0)

Total revenues	104.1	100.0	123.0	100.0	(18.9)
Cost of sales
Cost of sales – standard products business	56.1	53.9	79.2	64.4	(23.2)
Cost of sales – transitional Fab 3 foundry services	9.0	8.7	9.4	7.6	(0.4)

Total cost of sales	65.1	62.5	88.6	72.1	(23.5)

Gross profit	39.0	37.5	34.4	27.9	4.6

Selling, general and administrative expenses	14.2	13.6	12.6	10.3	1.5
Research and development expenses	12.0	11.5	13.4	10.9	(1.5)
Merger-related costs	—	—	9.8	8.0	(9.8)
Other charges	—	—	0.6	0.5	(0.6)

Operating income (loss)	12.9	12.4	(2.1)	(1.7)	15.0

Interest expense	(0.1)	(0.1)	(1.0)	(0.8)	0.9
Foreign currency loss, net	(0.7)	(0.7)	(4.7)	(3.8)	4.0
Others, net	0.9	0.9	0.6	0.5	0.3

	0.1	0.1	(5.1)	(4.1)	5.2

Income (loss) before income tax expense	13.0	12.5	(7.2)	(5.8)	20.2
Income tax expense	3.5	3.3	0.3	0.2	3.2

Net income (loss)	$9.5	9.2	$(7.5)	(6.1)	$17.0

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$29.2	28.0%	$58.9	47.9%	$(29.7)
Power Solutions	64.8	62.3	54.0	43.9	10.8

Total standard products business	94.0	90.3	112.9	91.8	(18.9)
Net sales – transitional Fab 3 foundry services	10.1	9.7	10.1	8.2	(0.0)

Total revenues	$104.1	100.0%	$123.0	100.0%	$(18.9)

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$37.9	40.3%	$33.7	29.8%	$4.3
Gross profit – transitional Fab 3 foundry services	1.1	10.6	0.7	7.1	0.3

Total gross profit	$39.0	37.5%	$34.4	27.9%	$4.6

Revenues
Total revenues were $104.1 million for the three months ended March 31, 2022, an $18.9 million, or 15.4%, decrease compared to $123.0 million for the three months ended March 31, 2021. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $94.0 million for the three months ended March 31, 2022, an $18.9 million, or 16.7%, decrease compared to $112.9 million for the three months ended March 31, 2021. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and lower customer demand resulting from a slowdown in the Chinese smartphone market in the first quarter of 2022, which was offset in part by a higher demand for our OLED TV DDIC and auto-LCD
DDIC. The increase in net sales from our Power Solutions business line was attributable to a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs, smartphones and industrial applications, and IGBTs mainly for solar inverters.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $10.1 million for each of the three months ended March 31, 2022 and 2021, respectively.
Gross Profit
Total gross profit was $39.0 million for the three months ended March 31, 2022 compared to $34.4 million for the three months ended March 31, 2021, a $4.6 million, or 13.4%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2022 increased to 37.5% compared to 27.9% for the three months ended March 31, 2021. The increase in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $37.9 million for the three months ended March 31, 2022, which represented a $4.3 million, or 12.7%, increase from gross profit of $33.7 million for the three months ended March 31, 2021. Gross profit as a percentage of net sales for the three months ended March 31, 2022 increased to 40.3% compared to 29.8% for the three months ended March 31, 2021. The increase in both gross profit and gross profit margin was primarily attributable to an improved product mix and an increase in average selling price benefited from the favorable pricing environment.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$31.0	33.0%	$26.4	23.4%	$4.6
Asia Pacific (other than Korea)	58.3	62.0	83.7	74.2	(25.5)
United States	2.9	3.0	1.3	1.1	1.6
Europe	1.9	2.0	1.2	1.1	0.6
Others	—	—	0.2	0.2	(0.2)

	$94.0	100.0%	$112.9	100.0%	$(18.9)

Net sales – standard products business in Korea for the three months ended March 31, 2022 increased from $26.4 million to $31.0 million compared to the three months ended March 31, 2021, or by $4.6 million, or 17.4%, primarily due to a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and smartphone applications. The increased demand for OLED TV DDIC also favorably affected in this quarter.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended March 31, 2022 decreased to $58.3 million from $83.7 million in the three months ended March 31, 2021, or by $25.5 million, or 30.4%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and lower customer demand resulting from a slowdown in the Chinese smartphone market in the first quarter of 2022, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs, computing and industrial applications, and IGBTs mainly for solar inverters. The increased demand for our auto-LCD
DDIC also favorably affected in this quarter.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $14.2 million, or 13.6% of total revenues, for the three months ended March 31, 2022, compared to $12.6 million, or 10.3% of total revenues, for the three months ended March 31, 2021. The increase of $1.5 million, or 12.1%, was primarily attributable to an increase in employee compensation including certain incentive and benefit related accruals.
Research
and
Development
Expenses.
 Research and development expenses were $12.0 million, or 11.5% of total revenues, for the three months ended March 31, 2022, compared to $13.4 million, or 10.9% of total revenues, for the three months ended March 31, 2021. The decrease of $1.5 million, or 10.9%, was primarily attributable to the timing of development activities for our
28-nanometer
OLED display driver ICs, which was offset in part by an increase in employee compensation.
Merger-related Costs.
For the three months ended March 31, 2021, we recorded $9.8 million of non-recurring
professional service fees and expenses incurred in connection with the contemplated Merger transaction.
Other Charges.
For the three months ended March 31, 2021, we recorded $0.6 million of non-recurring
professional service fees and expenses incurred in connection with the regulatory requests.
Operating Income (Loss)
As a result of the foregoing, operating income of $12.9 million was recorded for the three months ended March 31, 2022 compared to operating loss of $2.1 million for the three months ended March 31, 2021. As discussed above, the increase in operating income of $15.0 million resulted primarily from a $9.8 million decrease in Merger-related costs, a $4.6 million increase in gross profit, a $1.5 million decrease in research and development expenses and a $0.6 million decrease in other charges. This increase was offset in part by a $1.5 million increase in selling, general and administrative expenses.

Other Income (Expense)
Interest
Expense.
 Interest expenses were $0.1 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the three months ended March 31, 2022 was $0.7 million compared to net foreign currency loss of $4.7 million for the three months ended March 31, 2021. The net foreign currency loss for the three months ended March 31, 2022 and March 31, 2021 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2022 and March 31, 2021, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $348 million and $382 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of interest income, rental income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended March 31, 2022 and March 31, 2021 was $0.9 million and $0.6 million, respectively.
Income Tax Expense
Income tax expense was $3.5 million for the three months ended March 31, 2022, which was primarily attributable to the estimated taxable income in our Korean subsidiary for the respective period. Income tax expense was $0.3 million for the three months ended March 31, 2021, which was primarily attributable to interest on intercompany loan balances, and offset in part by the tax benefit recognized on the loss for the first quarter of 2021 from our Korean subsidiary.
Net Income (Loss)
As a result of the foregoing, a net income of $9.5 million was recorded for the three months ended March 31, 2022 compared to a net loss of $7.5 million for the three months ended March 31, 2021. As discussed above, the $17.0 million increase in net income was primarily attributable to a $15.0 million increase in operating income, a $4.0 million improvement in net foreign currency loss and a $0.9 million decrease in interest expense, which was offset in part by a $3.2 million increase in income tax expense.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2022, we did not have any accounts payable on extended terms or payment deferment with our vendors.
As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a
10-year
term beginning July 1, 2018. As of March 31, 2022, the outstanding obligation of this arrangement is approximately $22.5 million for remaining service term through 2028.
As of March 31, 2022, cash and cash equivalents held by our Korean subsidiary were $279.4 million, which represents 98% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.
Working Capital
Our working capital balance as of March 31, 2022 was $337.2 million compared to $323.6 million as of December 31, 2021. The $13.6 million increase was primarily attributable to a $5.4 million increase in cash and cash equivalents and a $6.6 million increase in advance payments to certain suppliers, including external foundries to meet our planned production.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $12.8 million for the three months ended March 31, 2022, compared to $21.2 million of cash inflow provided by operating activities for the three months ended March 31, 2021. The net operating cash inflow for the three months ended March 31, 2022 reflects our net income of $9.5 million, as adjusted favorably by $13.9 million, which mainly consisted of depreciation and amortization, provision for severance benefits, and net foreign currency loss, and net unfavorable impact of $10.6 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $2.1 million for the three months ended March 31, 2022, compared to $1.4 million of cash outflow used in investing activities for the three months ended March 31, 2021. The $0.8 million increase was primarily attributable to a $1.1 million net increase in hedge collateral, which was offset in part by a $0.1 million decrease in purchase of property, plant and equipment.
Cash Flows from Financing Activities
Cash inflow provided by financing activities totaled $0.8 million for the three months ended March 31, 2022, compared to $0.8 million of cash inflow provided by financing activities for the three months ended March 31, 2021. The financing cash inflow for the three months ended March 31, 2022 was primarily attributable to $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $0.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the three months ended March 31, 2021 was primarily attributable to $2.5 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the three months ended March 31, 2022, capital expenditures for property, plant and equipment were $0.9 million, a $0.1 million, or 12.8%, decrease from $1.1 million for the three months ended March 31, 2021. The capital expenditures for the three months ended March 31, 2022 and 2021 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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
We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2021, or our 2021 Form
10-K,
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
A description of our critical accounting policies that involve significant management judgement appears in our 2021 Form
10-K,
under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2021 Form
10-K.
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2022 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.1 million in our U.S. dollar financial instruments and cash balances.
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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2021
Form 10-K.
See also “Item 1A. Risk Factors” in this Report and “Part I: Item 1A. Risk Factors” of our 2021
Form 10-K
for additional information.

Item 1A.	Risk Factors
The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2021 Form
10-K
(including that the impact of the
COVID-19
pandemic, such as the ongoing lockdowns in Shanghai, China, may also exacerbate the risks discussed therein), herein and other reports we have filed with the SEC. In addition, the recent geopolitical conflict between Russia and Ukraine, and any sanctions, export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any disruption, instability or volatility in the global markets, industries and supply chains resulting from such conflict, could adversely affect our business, even though at present we are not experiencing or expecting any notable negative effect on our financial condition or results of operations. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
January 2022	—	—	—	—
February 2022	—	—	—	—
March 2022	1,031,576	$16.69	1,031,576	$37,500

Total	1,031,576			$37,500

(1)
On December 21, 2021, the Company’s Board of Directors authorized the Company to repurchase up to $75 million of the Company’s common stock. As an immediate step towards implementing the approved stock repurchase program, the Company entered into an ASR Agreement on December 21, 2021 with JPM to repurchase an aggregate of $37.5 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement dated December 21, 2021, we paid to JPM $37.5 million in cash and received an initial delivery of 994,695 shares of our common stock in the open market. In March 2022, the previously announced repurchase of $37.5 million of our common stock was completed pursuant to the ASR Agreement, and as a result, we additionally received 1,031,576 shares of our common stock.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 6, 2022	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2022	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)