Form 10-Q
period 2022-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2022-08-09
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 31, 2022, the registrant had 44,903,718 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
PART II OTHER INFORMATION		49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
SIGNATURES		51

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2022	December 31, 2021

	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$273,797	$279,547
Accounts receivable, net	59,817	50,954
Inventories, net	36,168	39,370
Other receivables (Note 16)	14,094	25,895
Prepaid expenses	10,783	7,675
Hedge collateral (Note 7)	6,990	3,060
Other current assets (Note 17)	8,361	2,619

Total current assets	410,010	409,120
Property, plant and equipment, net	96,832	107,882
Operating lease right-of-use assets	3,322	4,275
Intangible assets, net	1,979	2,377
Long-term prepaid expenses	14,953	8,243
Deferred income taxes	37,825	41,095
Other non-current assets	10,804	10,662

Total assets	$575,725	$583,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,143	$37,593
Other accounts payable	14,835	6,289
Accrued expenses (Note 6)	15,426	20,071
Accrued income taxes	—	11,823
Operating lease liabilities	1,838	2,323
Other current liabilities (Notes 7 and 8)	8,562	7,382

Total current liabilities	78,804	85,481
Accrued severance benefits, net	30,466	33,064
Non-current operating lease liabilities	1,485	1,952
Other non-current liabilities	16,823	10,395

Total liabilities	127,578	130,892

Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,234,774 shares issued and 44,903,718 outstanding at June 30, 2022 and 55,905,320 shares issued and 45,659,304 outstanding at December 31, 2021	562	559
Additional paid-in capital	263,698	241,197
Retained earnings	349,730	343,542
Treasury stock, 11,331,056 shares at June 30, 2022 and 10,246,016 shares at December 31, 2021, respectively	(148,523)	(130,306)
Accumulated other comprehensive loss	(17,320)	(2,230)

Total stockholders’ equity	448,147	452,762

Total liabilities and stockholders’ equity	$575,725	$583,654

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$91,288	$103,268	$185,298	$216,174
Net sales – transitional Fab 3 foundry services	10,088	10,608	20,171	20,721

Total revenues	101,376	113,876	205,469	236,895
Cost of sales:
Cost of sales – standard products business	63,620	70,409	119,700	149,656
Cost of sales – transitional Fab 3 foundry services	8,811	9,497	17,828	18,887

Total cost of sales	72,431	79,906	137,528	168,543

Gross profit	28,945	33,970	67,941	68,352
Operating expenses:
Selling, general and administrative expenses	12,736	14,001	26,899	26,635
Research and development expenses	13,410	13,322	25,364	26,745
Merger-related costs	—	2,459	—	12,290
Other charges	797	2,561	797	3,146

Total operating expenses	26,943	32,343	53,060	68,816

Operating income (loss)	2,002	1,627	14,881	(464)
Interest expense	(499)	(85)	(610)	(1,126)
Foreign currency gain (loss), net	(7,012)	250	(7,702)	(4,421)
Other income, net	1,272	611	2,205	1,231

Income (loss) before income tax expense	(4,237)	2,403	8,774	(4,780)
Income tax expense (benefit)	(897)	2,601	2,586	2,891

Net income (loss)	$(3,340)	$(198)	$6,188	$(7,671)

Basic earnings (loss) per common share—	$(0.07)	$(0.00)	$0.14	$(0.18)
Diluted earnings (loss) per common share—	$(0.07)	$(0.00)	$0.13	$(0.18)
Weighted average number of shares—
Basic	44,897,278	46,322,027	45,248,293	43,324,088
Diluted	44,897,278	46,322,027	46,329,559	43,324,088

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(In thousands of U.S. dollars)
Net income (loss)	$(3,340)	$(198)	$6,188	$(7,671)

Other comprehensive income (loss)
Foreign currency translation adjustments	(6,862)	109	(9,907)	(1,949)
Derivative adjustments
Fair valuation of derivatives	(6,477)	432	(7,741)	(1,693)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	1,796	(475)	2,558	(986)

Total other comprehensive income (loss)	(11,543)	66	(15,090)	(4,628)

Total comprehensive loss	$(14,883)	$(132)	$(8,902)	$(12,299)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended June 30, 2022:
Balance at March 31, 2022	44,894,385	$562	$261,830	$353,070	$(148,523)	$(5,777)	$461,162
Stock-based compensation	—	—	1,988	—	—	—	1,988
Exercise of stock options	1,000	0	5	—	—	—	5
Settlement of restricted stock units	8,333	0	(125)	—	—	—	(125)
Other comprehensive loss, net	—	—	—	—	—	(11,543)	(11,543)
Net loss	—	—	—	(3,340)	—	—	(3,340)

Balance at June 30, 2022	44,903,718	$562	$263,698	$349,730	$(148,523)	$(17,320)	$448,147

Three Months Ended June 30, 2021:
Balance at March 31, 2021	46,257,413	$555	$250,829	$279,361	$(109,407)	$(991)	$420,347
Stock-based compensation	—	—	2,405	—	—	—	2,405
Exercise of stock options	1,000	0	11	—	—	—	11
Settlement of restricted stock units	92,532	1	(1)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	66	66
Net loss	—	—	—	(198)	—	—	(198)

Balance at June 30, 2021	46,350,945	$556	$253,244	$279,163	$(109,407)	$(925)	$422,631

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2022:
Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	(2,230)	$452,762
Stock-based compensation	—	—	3,626	—	—	—	3,626
Exercise of stock options	152,326	1	1,785	—	—	—	1,786
Settlement of restricted stock units	177,128	2	(127)	—	—	—	(125)
Acquisition of treasury stock	(53,464)	—	—	—	(1,000)	—	(1,000)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Other comprehensive loss, net	—	—	—	—	—	(15,090)	(15,090)
Net income	—	—	—	6,188	—	—	6,188

Balance at June 30, 2022	44,903,718	$562	$263,698	$349,730	$(148,523)	$(17,320)	$448,147

Six Months Ended June 30, 2021:
Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600
Stock-based compensation	—	—	4,051	—	—	—	4,051
Exchange of exchangeable senior notes	10,144,131	101	83,639				83,740
Exercise of stock options	176,760	2	2,547	—	—	—	2,549
Settlement of restricted stock units	298,162	3	(3)	—	—	—	—
Acquisition of treasury stock	(51,455)	—	—	—	(1,010)	—	(1,010)
Other comprehensive loss, net	—	—	—	—	—	(4,628)	(4,628)
Net loss	—	—	—	(7,671)	—	—	(7,671)

Balance at June 30, 2021	46,350,945	$556	$253,244	$279,163	$(109,407)	$(925)	$422,631

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021

	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$6,188	$(7,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,602	6,998
Provision for severance benefits	3,240	3,507
Amortization of debt issuance costs and original issue discount	—	261
Loss on foreign currency, net	29,183	13,353
Provision for inventory reserves	5,282	3,346
Stock-based compensation	3,626	4,051
Other, net	712	266
Changes in operating assets and liabilities
Accounts receivable, net	(12,377)	5,098
Inventories	(5,486)	(7,170)
Other receivables	11,640	(4,841)
Other current assets	(2,089)	8,623
Accounts payable	2,429	1,040
Other accounts payable	(5,861)	(674)
Accrued expenses	(2,709)	(2,298)
Accrued income taxes	(11,513)	(10,249)
Other current liabilities	(2,153)	(102)
Other non-current liabilities	570	(274)
Payment of severance benefits	(2,934)	(2,836)
Other, net	(385)	(62)

Net cash provided by operating activities	24,965	10,366
Cash flows from investing activities
Proceeds from settlement of hedge collateral	2,805	972
Payment of hedge collateral	(6,844)	(585)
Purchase of property, plant and equipment	(1,511)	(4,866)
Payment for intellectual property registration	(153)	(288)
Collection of guarantee deposits	—	307
Payment of guarantee deposits	(1,049)	(4,960)
Other, net	14	(130)

Net cash used in investing activities	(6,738)	(9,550)
Cash flows from financing activities
Proceeds from exercise of stock options	1,786	2,549
Acquisition of treasury stock	(1,826)	(1,653)
Repayment of financing related to water treatment facility arrangement	(261)	(288)
Repayment of principal portion of finance lease liabilities	(32)	(33)

Net cash provided by (used in) financing activities	(333)	575
Effect of exchange rates on cash and cash equivalents	(23,644)	(9,451)

Net decrease in cash and cash equivalents	(5,750)	(8,060)
Cash and cash equivalents
Beginning of the period	279,547	279,940

End of the period	$273,797	$271,880

Supplemental cash flow information
Cash paid for interest	$—	$2,094
Cash paid for income taxes	$14,022	$11,227
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$4,050	$3,632
Non-cash financing activities
Exchange of exchangeable senior notes into common stock	$—	$83,740

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
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4”. Following the consummation of the sale, and for up to three years, the Company is expected to provide transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3”, at an agreed upon cost plus mark-up
(the “Transitional Fab 3 Foundry Services”).
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2021 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
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

2. Inventories
Inventories as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$5,397	$9,594
Semi-finished goods and work-in-process	30,443	25,968
Raw materials	10,305	9,443
Materials in-transit	229	95
Less: inventory reserve	(10,206)	(5,730)

Inventories, net	$36,168	$39,370

Changes in inventory reserve for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

	June 30, 2022		June 30, 2021
Beginning balance	$(5,555)	$(5,730)	$(6,281)	$(5,901)
Change in reserve
Inventory reserve charged to costs of sales	(6,093)	(7,700)	(3,186)	(5,350)
Sale of previously reserved inventory	872	2,324	1,343	1,977

	(5,221)	(5,376)	(1,843)	(3,373)
Write off	84	295	28	930
Translation adjustments	486	605	(5)	243

Ending balance	$(10,206)	$(10,206)	$(8,101)	$(8,101)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2022 and December 31, 2021 are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Buildings and related structures	$22,663	$24,273
Machinery and equipment	97,397	105,300
Finance lease right-of-use assets	289	316
Others	30,554	32,396

	150,903	162,285
Less: accumulated depreciation	(92,527)	(94,119)
Land	12,744	13,898
Construction in progress	25,712	25,818

Property, plant and equipment, net	$96,832	$107,882

Aggregate depreciation expenses totaled $7,239 thousand and $6,626 thousand for the six months ended June 30, 2022 and 2021, respectively.
4. Intangible Assets
Intangible assets as of June 30, 2022 and December 31, 2021 are comprised of the following (in thousands):

	June 30, 2022

	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,711	$(6,732)	$1,979

Intangible assets	$8,711	$(6,732)	$1,979

	December 31, 2021

	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,312	$(6,935)	$2,377

Intangible assets	$9,312	$(6,935)	$2,377

Aggregate amortization expenses for intangible assets totaled $363 thousand and $372 thousand for the six months ended June 30, 2022 and 2021, respectively.

5. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease	Operating lease right-of-use assets	$3,322	$4,275
Finance lease	Property, plant and equipment, net	87	126

Total lease assets		$3,409	$4,401

Liabilities
Current
Operating	Operating lease liabilities	$1,838	$2,323
Finance	Other current liabilities	64	68
Non-current
Operating	Non-current operating lease liabilities	1,485	1,952
Finance	Other non-current liabilities	34	73

Total lease liabilities		$3,421	$4,416

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	2.2 years	2.4 years
Finance leases	1.5 years	2.0 years
Weighted average discount rate
Operating leases	3.99%	4.20%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$612	$727	$1,181	$1,407
Finance lease cost
Amortization of right-of-use assets	14	16	30	33
Interest on lease liabilities	3	3	5	7

Total lease cost	$629	$746	$1,216	$1,447
The above table does not include an immaterial cost of short-term leases for the six months ended June 30, 2022 and 2021
.

Other lease information is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$612	$727	$1,181	$1,407
Operating cash flows from finance leases	3	3	5	7
Financing cash flows from finance leases	16	17	32	33
The aggregate future lease payments for operating and finance leases as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,210	$35
2023	1,142	69
2024	706	—
2025	423	—
2026	6	—

Total future lease payments	3,487	104
Less: Imputed interest	(164)	(6)

Present value of future payments	$3,323	$98

6. Accrued Expenses
Accrued expenses as of June 30, 2022 and December 31, 2021 are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll, benefits and related taxes, excluding severance benefits	$9,794	$9,548
Withholding tax attributable to intercompany interest income	2,871	1,950
Outside service fees	1,395	1,088
Merger-related costs	682	7,035
Others	684	450

Accrued expenses	$15,426	$20,071

7. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of June 30, 2022 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
May 13, 2021	$9,000	July 2022 to September 2022
August 13, 2021	$30,000	July 2022 to December 2022
January 04, 2022	$39,000	October 2022 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$51,000	October 2022 to December 2023
Details of the zero cost collar contracts as of December 31, 2021 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
May 13, 2021	$39,000	January 2022 to September 2022
August 13, 2021	$48,000	January 2022 to December 2022
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2022	December 31, 2021
Liability Derivatives:
Zero cost collars	Other current liabilities	$5,677	$2,020
Zero cost collars	Other non-current liabilities	$1,348	$—
Offsetting of derivative liabilities as of June 30, 2022 is as follows (in thousands):

As of June 30, 2022	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$7,025	$—	$7,025	$—	$(5,990)	$1,035
Offsetting of derivative liabilities as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,020	$—	$2,020	$—	$(2,060)	$(40)

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2022 and 2021 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives

	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,

	2022	2021		2022	2021		2022	2021
Zero cost collars	$(6,477)	$432	Net sales	$(1,796)	$475	Other income, net	$184	$(58)
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands).

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,

	2022	2021		2022	2021		2022	2021
Zero cost collars	$(7,741)	$(1,693)	Net sales	$(2,558)	$986	Other income, net	$55	$(144)
As of June 30, 2022, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $5,294 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance
sheets. Cash deposits as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

Counterparties	June 30, 2022	December 31, 2021
SC	$1,000	$1,000
The Company is required to deposit additional cash collateral with NFIK and SC for any exposure in excess of $500 thousand. As of June 30, 2022, $5,290 thousand and $700 thousand of additional cash collateral was required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2021, $760 thousand and $1,300 thousand of additional cash collateral was required by NFIK and
SC
, respectively, and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

8. Fair Value Measurements
Fair Value of Financial Instruments
As of June 30, 2022, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2022	Fair Value Measurement June 30, 2022	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$5,677	$5,677	—	$5,677	—
Derivative liabilities (other non-current liabilities)	$1,348	$1,348	—	$1,348	—
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

9. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2022, 97% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

	June 30, 2022		June 30, 2021
Beginning balance	$50,771	$51,567	$52,553	$54,452
Provisions	1,570	3,240	1,736	3,507
Severance payments	(1,545)	(2,934)	(1,343)	(2,836)
Translation adjustments	(3,210)	(4,287)	159	(2,018)

	47,586	47,586	53,105	53,105
Less: Cumulative contributions to severance insurance deposit accounts	(16,894)	(16,894)	(13,316)	(13,316)
The National Pension Fund	(44)	(44)	(59)	(59)
Group severance insurance plan	(182)	(182)	(210)	(210)

Accrued severance benefits, net	$30,466	$30,466	$39,520	$39,520

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2022	$237
2023	590
2024	864
2025	1,409
2026	1,973
2027	1,635
2028 – 2032	18,987
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

10. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2022 and December 31, 2021, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $352,589 thousand and $344,411 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,292.9:1 and 1,185.5:1 using the first base rate as of June 30, 2022 and December 31, 2021, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three months ended June 30, 2022, the Company recorded an income tax benefit of
$897
thousand primarily attributable to a decrease in its Korean subsidiary’s pre-tax income for the respective period due to the foreign currency translation loss recorded in its Korean subsidiary in connection with intercompany loans. For the six months ended June 30, 2022, the Company recorded an income tax expense of
$2,586
thousand, primarily attributable to interest on intercompany loan balances and income tax in its Korean subsidiary and the U.S. parent entity based on the Company’s estimated taxable income for the respective period.
For the three and six months ended June 30, 2021, the Company recorded an income tax expense of $2,601 thousand and $2,891 thousand, primarily attributable to interest on intercompany loan balances. During the second quarter of 2021, income tax expense of $624 thousand was also recorded for certain income-based tax assessments as a result of a regular tax examination completed for the Company’s Korean subsidiary for multiple tax years.

12. Geographic and Other Information
The following sets forth information relating to the single operating segment (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Standard products business
Display Solutions	$28,336	$46,601	$57,521	$105,496
Power Solutions	62,952	56,667	127,777	110,678

Total standard products business	91,288	103,268	185,298	216,174
Transitional Fab 3 foundry services	10,088	10,608	20,171	20,721

Total revenues	$101,376	$113,876	$205,469	$236,895

	Three Months Ended		Six Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross Profit
Standard products business	$27,668	$32,859	$65,598	$66,518
Transitional Fab 3 foundry services	1,277	1,111	2,343	1,834

Total gross profit	$28,945	$33,970	$67,941	$68,352

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Korea	$31,168	$30,868	$62,198	$57,302
Asia Pacific (other than Korea)	56,068	69,352	114,328	153,092
United States	2,492	1,363	5,356	2,637
Europe	1,560	1,206	3,416	2,449
Others	—	479	—	694

Total	$91,288	$103,268	$185,298	$216,174

For the three months ended June 30, 2022 and 2021, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 56.5% and 60.6%, respectively, and net sales—standard products business in Vietnam represented 26.7% and 32.0%, respectively. For the six months ended June 30, 2022 and 2021, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 64.0% and 58.6%, respectively, and net sales—standard products business in Vietnam represented 20.4% and 35.0%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 73% and 80% for the three months ended June 30, 2022 and 2021, respectively, and 72% and 81% for the six months ended June 30, 2022 and 2021, respectively.
For the three months ended June 30, 2022, the Company had two customers that represented 26.7% and 13.3% of its net sales – standard products business. For the six months ended June 30, 2022, the Company had two customers that represented 26.1% and 13.1% of its net sales – standard products business. For the three months ended June 30, 2021, the Company had two customers that represented 40.0% and 11.7% of its net sales – standard products business. For the six months ended June 30, 2021, the Company had two customers that represented 44.6% and 10.8% of its net sales – standard products business.
As of June 30, 2022, two customers of the Company’s standard products business accounted for 35.1% and 18.9% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively. As of December 31, 2021, two customers of the Company’s standard products business accounted for 31.5% and 16.1% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021
Foreign currency translation adjustments	$(10,677)	$(770)
Derivative adjustments	(6,643)	(1,460)

Total	$(17,320)	$(2,230)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended June 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(3,815)	$(1,962)	$(5,777)

Other comprehensive income before reclassifications	(6,862)	(6,477)	(13,339)
Amounts reclassified from accumulated other comprehensive loss	—	1,796	1,796

Net current-period other comprehensive loss	(6,862)	(4,681)	(11,543)

Ending balance	$(10,677)	$(6,643)	$(17,320)

Three Months Ended June 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$11	$(1,002)	$(991)

Other comprehensive income before reclassifications	109	432	541
Amounts reclassified from accumulated other comprehensive income	—	(475)	(475)

Net current-period other comprehensive income (loss)	109	(43)	66

Ending balance	$120	$(1,045)	$(925)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021 are as follows (in thousands):

Six Months Ended June 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(9,907)	(7,741)	(17,648)
Amounts reclassified from accumulated other comprehensive loss	—	2,558	2,558

Net current-period other comprehensive loss	(9,907)	(5,183)	(15,090)

Ending balance	$(10,677)	$(6,643)	$(17,320)

Six Months Ended June 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(1,949)	(1,693)	(3,642)
Amounts reclassified from accumulated other comprehensive income	—	(986)	(986)

Net current-period other comprehensive loss	(1,949)	(2,679)	(4,628)

Ending balance	$120	$(1,045)	$(925)

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
In March 2022, the previously announced repurchase of $37,500 thousand of the Company’s common stock was completed pursuant to the ASR Agreement, and as a result, the Company additionally received 1,031,576 shares of its common stock for an aggregate purchase price of $ 17,217 thousand at a price per share of $16.69, which was reclassified as treasury stock from additional
paid-in
capital in stockholder’s equity in the Company’s consolidated balance sheets.

15. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Net income (loss)	$(3,340)	$(198)	$6,188	$(7,671)
Basic weighted average common stock outstanding	44,897,278	46,322,027	45,248,293	43,324,088
Basic earnings (loss) per common share	$(0.07)	$(0.00)	$0.14	$(0.18)
Diluted earnings (loss) per share
Net income (loss)	$(3,340)	$(198)	$6,188	$(7,671)
Basic weighted average common stock outstanding	44,897,278	46,322,027	45,248,293	43,324,088
Net effect of dilutive equity awards	—	—	1,081,266	—

Diluted weighted average common stock outstanding	44,897,278	46,322,027	46,329,559	43,324,088
Diluted earnings (loss) per share	$(0.07)	$(0.00)	$0.13	$(0.18)
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Options	1,145,551	1,470,421	130,000	1,470,421
Restricted Stock Units	1,121,574	1,012,197	—	1,012,197
For the six months ended June 30, 2021, 2,875,982 shares, of potential common stock from the assumed conversion of Exchangeable Notes were also excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.
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
The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States
(“CFIUS”) under the Defense Production Act of 1950, as amended. The Company and Parent were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Parent entered into a
Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), pursuant to which Parent agreed to pay

$70,200
thousand (the “Termination Fee”) to the Company on the terms specified in the Termination Agreement in satisfaction of Parent’s obligation to pay a termination fee in connection with the termination of the Merger Agreement. On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of
$51,000
thousand from Parent and a standby letter of credit, which
secures a deferred fee of
$19,200
thousand from Parent due on or before March 31, 2022. As of December 31, 2021, of the Termination Fee,

$19,200
thousand deferred fee was recorded as other receivables. In connection therewith, the Company, Parent and Wise Road entered into a First Amendment to the Termination Agreement, dated April 4, 2022, pursuant to which Parent paid
$14,400
thousand on April 4, 2022, with

$4,800
thousand remaining outstanding. As of June 30, 2022, the remaining fee of
 $4,800
thousand was recorded as other receivables. The Company,
Parent and Wise Road entered into a Second Amendment to the Termination Agreement, dated August 5, 2022 pursuant to which Parent paid

$3,000
thousand on August 5, 2022, of the deferred fee and payment of the remaining
$1,800
thousand is due on or before October 31, 2022.
For the three and six months ended June 30, 2021, the Company incurred $2,459 thousand and $12,290 thousand, respectively, of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in merger-related costs in the consolidated statements of operations.

17. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $6,081 thousand and $1,708 thousand as other current assets as of June 30, 2022 and December 31, 2021, respectively.
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
Overview
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT applications, consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,100 registered patents and pending applications and extensive engineering and manufacturing process expertise.
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
Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operation in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED products are produced using external
12-inch
foundries. Through a strategic cooperation with external
12-inch
foundries, we are managing to ensure outsourcing wafers at competitive price and produce quality products.
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
Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external
12-inch
foundries starting in the second half of 2015 and we have started outsourcing
8-inch
wafer for OLED TV IC after the sale of our fabrication facility located in Cheongju in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly under the current global shortage of foundry services. Although we are working strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.
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

Recent Developments
Global Semiconductor Chip Shortage
Increases in demand for semiconductor products may result in a global shortage of manufacturing capacity. As a result, we may experience increased costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. Specifically, if we are unable to secure manufacturing capacity from the external foundries we rely on, our ability to deliver products to our customers may be negatively impacted. Also, shortage of manufacturing capacity may lead to an increase in our manufacturing costs. Our principal pricing strategy is to pass on the increased manufacturing costs to our customers; however, we may not be fully able to do this in all cases. Total revenues for the three and six months ended June 30, 2022 were severely impacted by these persisting supply shortages, in particular for 28nm
12-inch
OLED wafers.
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
We experienced some minor disruption in our Power Solutions business line from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, our external Display Solutions business line contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. We are, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on future results of operations due to numerous uncertainties. The extent to which the
COVID-19
pandemic impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the
COVID-19
pandemic, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain the
COVID-19
pandemic or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of
COVID-19
cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of our customers and suppliers were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
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
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) Merger-related costs and (v) other charges. EBITDA for the periods indicated is defined as net income (loss) before interest income, net, income tax expense (benefit), and depreciation and amortization.
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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

	(Dollars in millions)
Net income (loss)	$(3.3)	$6.2	$(0.2)	$(7.7)
Interest income, net	(0.6)	(1.2)	(0.5)	(0.1)
Income tax expense (benefit)	(0.9)	2.6	2.6	2.9
Depreciation and amortization	3.7	7.6	3.5	7.0

EBITDA	$(1.1)	$15.2	$5.5	$2.1
Adjustments:
Equity-based compensation expense(a)	2.0	3.6	2.4	4.1
Foreign currency loss (gain), net(b)	7.0	7.7	(0.2)	4.4
Derivative valuation loss (gain), net(c)	(0.2)	(0.1)	0.1	0.1
Merger-related costs(d)	—	—	2.5	12.3
Other charges(e)	0.8	0.8	2.6	3.1

Adjusted EBITDA	$8.5	$27.3	$12.7	$26.2

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

(d)
For the three and six months ended June 30, 2021, this adjustment eliminates professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)
For the three and six months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. For the three and six months ended June 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the regulatory requests. As these adjustments meaningfully impacted our operating results and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense (ii) Merger-related costs and (iii) other charges.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income (loss) for the periods indicated:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

	(Dollars in millions)
Operating income (loss)	$2.0	$14.9	$1.6	$(0.5)
Adjustments:
Equity-based compensation expense(a)	2.0	3.6	2.4	4.1
Merger-related costs(b)	—	—	2.5	12.3
Others charges(c)	0.8	0.8	2.6	3.1

Adjusted Operating Income	$4.8	$19.3	$9.1	$19.0

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the three and six months ended June 30, 2021, this adjustment eliminates professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(c)
For the three and six months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. For the three and six months ended June 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the regulatory requests. As these adjustments meaningfully impacted our operating results and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) Merger-related costs, (v) other charges and (vi) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

	(Dollars in millions, except per share data)
Net income (loss)	$(3.3)	$6.2	$(0.2)	$(7.7)
Adjustments:
Equity-based compensation expense(a)	2.0	3.6	2.4	4.1
Foreign currency loss (gain), net(b)	7.0	7.7	(0.2)	4.4
Derivative valuation loss (gain), net(c)	(0.2)	(0.1)	0.1	0.1
Merger-related costs(d)	—	—	2.5	12.3
Other charges(e)	0.8	0.8	2.6	3.1
Income tax effect on non-GAAP adjustments(f)	4.3	5.2	—	—

Adjusted Net Income	$10.6	$23.5	$7.0	$16.4

Reported earnings (loss) per share – basic	$(0.07)	$0.14	$(0.00)	$(0.18)
Reported earnings (loss) per share – diluted	$(0.07)	$0.13	$(0.00)	$(0.18)
Weighted average number of shares – basic	44,897,278	45,248,293	46,322,027	43,324,088
Weighted average number of shares – diluted	44,897,278	46,329,559	46,322,027	43,324,088
Adjusted earnings per share – basic	$0.24	$0.52	$0.15	$0.38
Adjusted earnings per share – diluted	$0.23	$0.51	$0.15	$0.36
Weighted average number of shares – basic	44,897,278	45,248,293	46,322,027	43,324,088
Weighted average number of shares – diluted	45,937,515	46,329,559	47,846,217	47,685,875

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

(d)
For the three and six months ended June 30, 2021, this adjustment eliminates professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)
For the three and six months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. For the three and six months ended June 30, 2021, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with the regulatory requests. As these adjustments meaningfully impacted our operating results and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(f)
For the three and six months ended June 30, 2022, this adjustment eliminates the income tax effect on non-GAAP
adjustments of $4.3 million and $5.2 million, respectively, which mainly related to our Korean subsidiary using a calculation method that we compare the tax expense with and without the non-GAAP
adjustments.

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
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2022 and 2021, we sold products to 158 and 165 customers, respectively, and our net sales to our ten largest customers represented 72% and 81% of our net sales—standard products business, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2022, approximately 97% of our employees were eligible for severance benefits.
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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2022, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $352.6 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Note 7. Derivative Financial Instruments” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements” for additional information regarding our foreign exchange hedging activities.
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

Results of Operations – Comparison of Three Months Ended June 30, 2022 and 2021
The following table sets forth consolidated results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$91.3	90.0%	$103.3	90.7%	$(12.0)
Net sales – transitional Fab 3 foundry services	10.1	10.0	10.6	9.3	(0.5)

Total revenues	101.4	100.0	113.9	100.0	(12.5)
Cost of sales
Cost of sales – standard products business	63.6	62.8	70.4	61.8	(6.8)
Cost of sales – transitional Fab 3 foundry services	8.8	8.7	9.5	8.3	(0.7)

Total cost of sales	72.4	71.4	79.9	70.2	(7.5)

Gross profit	28.9	28.6	34.0	29.8	(5.0)
Selling, general and administrative expenses	12.7	12.6	14.0	12.3	(1.3)
Research and development expenses	13.4	13.2	13.3	11.7	0.1
Merger-related costs	—	—	2.5	2.2	(2.5)
Other charges	0.8	0.8	2.6	2.2	(1.8)

Operating income	2.0	2.0	1.6	1.4	0.4
Interest expense	(0.5)	(0.5)	(0.1)	(0.1)	(0.4)
Foreign currency gain (loss), net	(7.0)	(6.9)	0.3	0.2	(7.3)
Others, net	1.3	1.3	0.6	0.5	0.7

	(6.2)	(6.2)	0.8	0.7	(7.0)

Income (loss) before income tax expense	(4.2)	(4.2)	2.4	2.1	(6.6)
Income tax expense (benefit)	(0.9)	(0.9)	2.6	2.3	(3.5)

Net loss	$(3.3)	(3.3)	$(0.2)	(0.2)	$(3.1)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$28.3	28.0%	$46.6	40.9%	$(18.3)
Power Solutions	63.0	62.0	56.7	49.8	6.3

Total standard products business	91.3	90.0	103.3	90.7	(12.0)
Net sales – transitional Fab 3 foundry services	10.1	10.0	10.6	9.3	(0.5)

Total revenues	$101.4	100.0%	$113.9	100.0%	$(12.5)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	% of Net sales	Amount	% of Net sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$27.7	30.3%	$32.9	31.8%	$(5.2)
Gross profit – transitional Fab 3 foundry services	1.3	12.7	1.1	10.5	0.2

Total gross profit	$28.9	28.6%	$34.0	29.8%	$(5.0)

Revenues
Total revenues were $101.4 million for the three months ended June 30, 2022, a $12.5 million, or 11.0%, decrease compared to $113.9 million for the three months ended June 30, 2021. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $91.3 million for the three months ended June 30, 2022, a $12.0 million, or 11.6%, decrease compared to $103.3 million for the three months ended June 30, 2021. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and lower customer demand resulting from a slowdown in the Chinese smartphone market in the second quarter of 2022, which was offset in part by a higher demand for our auto-LCD
display driver ICs and OLED TV display driver ICs. The increase in net sales from our Power Solutions business line was attributable to a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
and IGBTs mainly for solar inverters.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $10.1 million and $10.6 million for the three months ended June 30, 2022 and 2021, respectively.
Gross Profit
Total gross profit was $28.9 million for the three months ended June 30, 2022 compared to $34.0 million for the three months ended June 30, 2021, a $5.0 million, or 14.8%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2022 decreased to 28.6% compared to 29.8% for the three months ended June 30, 2021. The decrease in both gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $27.7 million for the three months ended June 30, 2022, which represented a $5.2 million, or 15.8%, decrease from gross profit of $32.9 million for the three months ended June 30, 2021. Gross profit as a percentage of net sales for the three months ended June 30, 2022 decreased to 30.3% compared to 31.8% for the three months ended June 30, 2021. The decrease in both gross profit and gross profit as a percentage of net sales was primarily attributable to certain inventory reserve related to 12-inch display products resulted from lower demand for China smartphone, and an increase in certain foundry-related extra charges relating to 12-inch wafers. These decreases were offset in part by an improved product mix and an increase in average selling price benefited from the favorable pricing environment, primarily for our Power Solutions business line.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$31.2	34.1%	$30.9	29.9%	$0.3
Asia Pacific (other than Korea)	56.1	61.4	69.4	67.2	(13.3)
United States	2.5	2.7	1.4	1.3	1.1
Europe	1.6	1.7	1.2	1.2	0.4
Others	—	—	0.5	0.5	(0.5)

	$91.3	100.0%	$103.3	100.0%	$(12.0)

Net sales – standard products business in Korea for the three months ended June 30, 2022 increased from $30.9 million to $31.2 million compared to the three months ended June 30, 2021, or by $0.3 million, or 1.0%, primarily due to a higher demand for OLED TV display driver ICs, which was offset by weaker demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended June 30, 2022 decreased to $56.1 million from $69.4 million in the three months ended June 30, 2021, or by $13.3 million, or 19.2%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and lower customer demand resulting from a slowdown in the Chinese smartphone market in the second quarter of 2022, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bike,
and IGBTs mainly for solar inverters. The increased demand for our auto-LCD
display driver ICs also favorably affected in this quarter.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $12.7 million, or 12.6% of total revenues, for the three months ended June 30, 2022, compared to $14.0 million, or 12.3% of total revenues, for the three months ended June 30, 2021. The decrease of $1.3 million, or 9.0%, was primarily attributable to a decrease in professional fees mainly comprised of legal and consulting fees. This decrease was also resulted from certain non-income-based
tax assessments of $0.6 million as a result of a regular tax examination completed in the second quarter of 2021 for our primary operating entity in Korea for multiple tax years.
Research
and
Development
Expenses.
 Research and development expenses were $13.4 million, or 13.2% of total revenues, for the three months ended June 30, 2022, which remained flat, compared to $13.3 million, or 11.7% of total revenues, for the three months ended June 30, 2021.
Merger-related Costs.
For the three months ended June 30, 2021, we recorded $2.5 million of professional service fees and expenses incurred in connection with the contemplated Merger transaction.
Other Charges.
For the three months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. For the three months ended June 30, 2021, we recorded $2.6 million of non-recurring
professional service fees and expenses incurred in connection with the regulatory requests.
Operating Income
As a result of the foregoing, operating income was $2.0 million for the three months ended June 30, 2022 compared to operating income of $1.6 million the three months ended June 30, 2021. As discussed above, the increase in operating income of $0.4 million resulted primarily from a $2.5 million decrease in Merger-related costs, a $1.8 million decrease in other charges and a $1.3 million decrease in selling, general and administrative expenses. This increase was offset in part by a $5.0 million decrease in gross profit.

Other Income (Expense)
Interest
Expense.
 Interest expenses was $0.5 million and $0.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
Foreign Currency Loss (Gain),
Net.
 Net foreign currency loss for the three months ended June 30, 2022 was $7.0 million compared to net foreign currency gain of $0.3 million for the three months ended June 30, 2021. The net foreign currency loss for the three months ended June 30, 2022 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the three months ended June 30, 2021 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2022 and June 30, 2021, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $353 million and $387 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of interest income, rental income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended June 30, 2022 and June 30, 2021 was $1.3 million and $0.6 million, respectively.
Income Tax Expense (Benefit)
Income tax benefit was $0.9 million for the three months ended June 30, 2022, which was primarily attributable to a decrease in our Korean subsidiary’s pre-tax income for the respective period due to the foreign currency translation loss recorded in our Korean subsidiary in connection with intercompany loans. Income tax expense was $2.6 million for the three months ended June 30, 2021, which was primarily attributable to interest on intercompany loan balances, and certain income-based tax assessments of $0.6 million as a result of a regular tax examination completed for our Korean subsidiary for multiple tax years.
Net Loss
As a result of the foregoing, a net loss of $3.3 million was recorded for the three months ended June 30, 2022 compared to a net loss of $0.2 million for the three months ended June 30, 2021. As discussed above, the $3.1 million increase in net loss was primarily attributable to a $7.3 million increase in net foreign currency loss, which was offset in part by a $3.5 million decrease in income tax expense and a $0.4 million increase in operating income.

Results of Operations – Comparison of Six Months Ended June 30, 2022 and 2021
The following table sets forth consolidated results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$185.3	90.2%	$216.2	91.3%	$(30.9)
Net sales – transitional Fab 3 foundry services	20.2	9.8	20.7	8.7	(0.6)

Total revenues	205.5	100.0	236.9	100.0	(31.4)
Cost of sales
Cost of sales – standard products business	119.7	58.3	149.7	63.2	(30.0)
Cost of sales – transitional Fab 3 foundry services	17.8	8.7	18.9	8.0	(1.1)

Total cost of sales	137.5	66.9	168.5	71.1	(31.0)

Gross profit	67.9	33.1	68.4	28.9	(0.4)
Selling, general and administrative expenses	26.9	13.1	26.6	11.2	0.3
Research and development expenses	25.4	12.3	26.7	11.3	(1.4)
Merger-related costs	—	—	12.3	5.2	(12.3)
Other charges	0.8	0.4	3.1	1.3	(2.3)

Operating income (loss)	14.9	7.2	(0.5)	(0.2)	15.3
Interest expense	(0.6)	(0.3)	(1.1)	(0.5)	0.5
Foreign currency loss, net	(7.7)	(3.7)	(4.4)	(1.9)	(3.3)
Others, net	2.2	1.1	1.2	0.5	1.0

	(6.1)	(3.0)	(4.3)	(1.8)	(1.8)

Income (loss) before income tax expense	8.8	4.3	(4.8)	(2.0)	13.6
Income tax expense	2.6	1.3	2.9	1.2	(0.3)

Net income (loss)	$6.2	3.0	$(7.7)	(3.2)	$13.9

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$57.5	28.0%	$105.5	44.5%	$(48.0)
Power Solutions	127.8	62.2	110.7	46.7	17.1

Total standard products business	185.3	90.2	216.2	91.3	(30.9)
Net sales – transitional Fab 3 foundry services	20.2	9.8	20.7	8.7	(0.6)

Total revenues	$205.5	100.0%	$236.9	100.0%	$(31.4)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	% of Net sales	Amount	% of Net sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$65.6	35.4%	$66.5	30.8%	$(0.9)
Gross profit – transitional Fab 3 foundry services	2.3	11.6	1.8	8.9	0.5

Total gross profit	$67.9	33.1%	$68.4	28.9%	$(0.4)

Revenues
Total revenues were $205.5 million for the six months ended June 30, 2022, a $31.4 million, or 13.3%, decrease compared to $236.9 million for the six months ended June 30, 2021. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $185.3 million for the six months ended June 30, 2022, a $30.9 million, or 14.3%, decrease compared to $216.2 million for the six months ended June 30, 2021. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and lower customer demand resulting from a slowdown in the Chinese smartphone market in the first half of 2022, which was offset in part by a higher demand for our OLED TV display driver ICs and auto-LCD
display driver ICs. The increase in net sales from our Power Solutions business line was attributable to a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
and IGBTs mainly for solar inverters.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $20.2 million and $20.7 million for the six months ended June 30, 2022 and 2021, respectively.
Gross Profit
Total gross profit was $67.9 million for the six months ended June 30, 2022 compared to $68.4 million for the six months ended June 30, 2021, a $0.4 million, or 0.6%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2022 increased to 33.1% compared to 28.9% for the six months ended June 30, 2021. The increase in gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $65.6 million for the six months ended June 30, 2022, which represented a $0.9 million, or 1.4%, decrease from gross profit of $66.5 million for the six months ended June 30, 2021. Gross profit as a percentage of net sales for the six months ended June 30, 2022 increased to 35.4% compared to 30.8% for the six months ended June 30, 2021. The increase in gross profit margin was primarily attributable to an improved product mix and an increase in average selling price benefited from the favorable pricing environment. A higher utilization rate of our internal fabrication facility also had a favorable effect on the gross profit as a percentage of net sales. These increases were offset in part by certain inventory reserve related to 12-inch display products resulted from lower demand for China smartphone, and an increase in certain foundry-related extra charges relating to 12-inch wafers.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$62.2	33.6%	$57.3	26.5%	$4.9
Asia Pacific (other than Korea)	114.3	61.7	153.1	70.8	(38.8)
United States	5.4	2.9	2.6	1.2	2.7
Europe	3.4	1.8	2.4	1.1	1.0
Others	—	—	0.7	0.3	(0.7)

	$185.3	100.0%	$216.2	100.0%	$(30.9)

Net sales – standard products business in Korea for the six months ended June 30, 2022 increased from $57.3 million to $62.2 million compared to the six months ended June 30, 2021, or by $4.9 million, or 8.5%, primarily due to an increase in revenue from our mobile OLED display driver ICs and OLED TV display driver ICs. This increase was also favorably affected by a strong demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and smartphone applications.
Net sales – standard products business in Asia Pacific (other than Korea) for the six months ended June 30, 2022 decreased to $114.3 million from $153.1 million in the six months ended June 30, 2021, or by $38.8 million, or 25.3%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a continuing severe shortage in manufacturing capacity (in particular for 28nm
12-inch
OLED wafers), as we outsource manufacturing of these products to external
12-inch
foundries, and lower customer demand resulting from a slowdown in the Chinese smartphone market in the first half of 2022, which was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bike,
and IGBTs mainly for solar inverters. The increased demand for our auto-LCD
display driver ICs also favorably affected in the first half of 2022.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $26.9 million, or 13.1% of total revenues, for the six months ended June 30, 2022, compared to $26.6 million, or 11.2% of total revenues, for the six months ended June 30, 2021. The increase of $0.3 million, or 1.0%, was primarily attributable to an increase in employee compensation including certain incentive and benefit related accruals. This increase was offset in part by a decrease in professional fees mainly comprised of legal and consulting fees, and certain non-income-based
tax assessments of $0.6 million as a result of a regular tax examination completed in the second quarter of 2021 for our primary operating entity in Korea for multiple tax years.
Research
and
Development
Expenses.
 Research and development expenses were $25.4 million, or 12.3% of total revenues, for the six months ended June 30, 2022, compared to $26.7 million, or 11.3% of total revenues, for the six months ended June 30, 2021. The decrease of $1.4 million, or 5.2%, was primarily attributable to the timing of development activities for our
28-nanometer
OLED display driver ICs.
Merger-related Costs.
For the six months ended June 30, 2021, we recorded $12.3 million of professional service fees and expenses incurred in connection with the contemplated Merger transaction.
Other Charges.
For the six months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. For the six months ended June 30, 2021, we recorded $3.1 million of non-recurring
professional service fees and expenses incurred in connection with the regulatory requests.
Operating Income (Loss)
As a result of the foregoing, operating income was $14.9 million for the six months ended June 30, 2022 compared to operating loss of $0.5 million the six months ended June 30, 2021. As discussed above, the increase in operating income of $15.3 million resulted primarily from a $12.3 million decrease in Merger-related costs, a $2.3 million decrease in other charges and a $1.4 million decrease in research and development expenses. This increase was offset in part by a $0.4 million decrease in gross profit and a $0.3 million increase in in selling, general and administrative expenses.

Other Income (Expense)
Interest
Expense.
 Interest expenses was $0.6 million and $1.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the six months ended June 30, 2022 was $7.7 million compared to net foreign currency loss of $4.4 million for the six months ended June 30, 2021. The net foreign currency loss for the six months ended June 30, 2022 and June 30, 2021 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2022 and June 30, 2021, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $353 million and $387 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of interest income, rental income and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the six months ended June 30, 2022 and June 30, 2021 was $2.2 million and $1.2 million, respectively.
Income Tax Expense
Income tax expense was $2.6 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively, and was primarily attributable to interest on intercompany loan balances and income tax in our Korean subsidiary and the U.S. parent entity based on the estimated taxable income for the respective period.
Net Income (Loss)
As a result of the foregoing, a net income of $6.2 million was recorded for the six months ended June 30, 2022 compared to a net loss of $7.7 million for the six months ended June 30, 2021. As discussed above, the $13.9 million increase in net income was primarily attributable to a $15.3 million increase in operating income, which was offset in part by a $3.3 million increase in net foreign currency loss.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2022, we did not have any accounts payable on extended terms or payment deferment with our vendors.
As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a
10-year
term beginning July 1, 2018. As of June 30, 2022, the outstanding obligation of this arrangement is approximately $20.2 million for remaining service term through 2028.
As of June 30, 2022, cash and cash equivalents held by our Korean subsidiary were $264.5 million, which represents 97% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.
Working Capital
Our working capital balance as of June 30, 2022 was $331.2 million compared to $323.6 million as of December 31, 2021. The $7.6 million increase was primarily attributable to an $8.9 million increase in account receivables, net and a $4.4 million increase in advance payments to certain suppliers, including external foundries to meet our planned production, which was offset in part by a decrease in a $5.8 million decrease in cash and cash equivalents.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $25.0 million for the six months ended June 30, 2022, compared to $10.4 million of cash inflow provided by operating activities for the six months ended June 30, 2021. The net operating cash inflow for the six months ended June 30, 2022 reflects our net income of $6.2 million, as adjusted favorably by $49.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits, stock-based compensation and net foreign currency loss, and net unfavorable impact of $30.9 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $6.7 million for the six months ended June 30, 2022, compared to $9.6 million of cash outflow used in investing activities for the six months ended June 30, 2021. The $2.8 million decrease was primarily attributable to a $3.6 million net decrease in guarantee deposits and a $3.4 million decrease in purchase of property, plant and equipment, which was offset in part by a $4.4 million net increase in hedge collateral.
Cash Flows from Financing Activities
Cash outflow used in financing activities totaled $0.3 million for the six months ended June 30, 2022, compared to $0.6 million of cash inflow provided by financing activities for the six months ended June 30, 2021. The financing cash outflow for the six months ended June 30, 2022 was primarily attributable to a payment of $1.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset entirely by $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options. The financing cash inflow for the six months ended June 30, 2021 was primarily attributable to $2.5 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.7 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the six months ended June 30, 2022, capital expenditures for property, plant and equipment were $1.5 million, a $3.4 million, or 68.9%, decrease from $4.9 million for the six months ended June 30, 2021. The capital expenditures for the six months ended June 30, 2022 and 2021 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2022 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.2 million in our U.S. dollar financial instruments and cash balances.
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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In particular, the Company has been exposed to the risks and uncertainties associated with adverse changes in global, regional or local economic and business conditions, including: inflation; higher interest rates; currency exchange rate fluctuations; changes or uncertainty in fiscal, monetary or trade policies; the
COVID-19
pandemic or other outbreaks of disease; geopolitical conflict between Russia and Ukraine, and any sanctions, export controls or other retaliatory actions against, or restrictions on doing business with, Russia; and any disruption, instability or volatility in the global markets, industries and supply chains resulting from such changes. The foregoing macroeconomic conditions may result in unstable consumer spending and demand, which may in turn adversely affect growth rates in our markets and limit our ability to forecast operating results. We cannot predict the ultimate impact and can provide no assurance that these macroeconomic conditions will not adversely impact our revenues, results of operations and financial condition in the future.
The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC, including the risk factors disclosed in Part I, Item 1A of our 2021 Form
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits .

Exhibit Number	Description

10.1	First Amendment to Termination and Settlement Agreement, dated as of April 4, 2022, by and between Magnachip Semiconductor Corporation, South Dearborn Limited and Wise Road Capital LTD. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2022).

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS #	Inline XBRL Instance Document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 9, 2022	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)