Form 10-Q
period 2022-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2022-11-08
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number:
001-34791

Magnachip Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	83-0406195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o MagnaChip Semiconductor S.A.
1, Allée Scheffer,
L-2520
Luxembourg, Grand Duchy of Luxembourg
(352)
45-62-62
(Address, zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	MX	New York Stock Exchange New York Stock Exchange

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
As of October 31, 2022, the registrant had
 44,175,252 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II OTHER INFORMATION		52
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
SIGNATURES		54

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2022	December 31, 2021

	(In thousands of U.S. dollars, except share data)

Assets
Current assets
Cash and cash equivalents	$250,831	$279,547
Accounts receivable, net	36,759	50,954
Inventories, net	37,298	39,370
Other receivables (Note 16)	8,248	25,895
Prepaid expenses	10,322	7,675
Hedge collateral (Note 7)	15,370	3,060
Other current assets (Note 17)	20,208	2,619

Total current assets	379,036	409,120
Property, plant and equipment, net	94,411	107,882
Operating lease right-of-use assets	4,928	4,275
Intangible assets, net	1,770	2,377
Long-term prepaid expenses	11,382	8,243
Deferred income taxes	34,299	41,095
Other non-current assets	10,382	10,662

Total assets	$536,208	$583,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,545	$37,593
Other accounts payable	14,809	6,289
Accrued expenses (Note 6)	15,800	20,071
Accrued income taxes	—	11,823
Operating lease liabilities	1,324	2,323
Other current liabilities (Notes 7 and 8)	15,881	7,382

Total current liabilities	74,359	85,481
Accrued severance benefits, net	28,036	33,064
Non-current operating lease liabilities	3,811	1,952
Other non-current liabilities	16,787	10,395

Total liabilities	122,993	130,892

Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,234,774 shares issued and 44,579,075 outstanding at September 30, 2022 and 55,905,320 shares issued and 45,659,304 outstanding at December 31, 2021	562	559
Additional paid-in capital	264,510	241,197
Retained earnings	332,535	343,542
Treasury stock, 11,655,699 shares at September 30, 2022 and 10,246,016 shares at December 31, 2021, respectively	(152,161)	(130,306)
Accumulated other comprehensive loss	(32,231)	(2,230)

Total stockholders’ equity	413,215	452,762

Total liabilities and stockholders’ equity	$536,208	$583,654

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$62,771	$117,415	$248,069	$333,589
Net sales – transitional Fab 3 foundry services	8,428	9,585	28,599	30,306

Total revenues	71,199	127,000	276,668	363,895
Cost of sales:
Cost of sales – standard products business	45,497	71,641	165,197	221,297
Cost of sales – transitional Fab 3 foundry services	8,477	8,772	26,305	27,659

Total cost of sales	53,974	80,413	191,502	248,956

Gross profit	17,225	46,587	85,166	114,939
Operating expenses:
Selling, general and administrative expenses	11,411	12,550	38,310	39,185
Research and development expenses	13,321	12,270	38,685	39,015
Merger-related costs	—	1,552	—	13,842
Other charges, net	2,501	214	3,298	3,360

Total operating expenses	27,233	26,586	80,293	95,402

Operating income (loss)	(10,008)	20,001	4,873	19,537
Interest expense	(278)	(113)	(888)	(1,239)
Foreign currency loss, net	(12,809)	(7,579)	(20,511)	(12,000)
Other income, net	1,958	1,608	4,163	2,839

Income (loss) before income tax expense	(21,137)	13,917	(12,363)	9,137
Income tax expense (benefit)	(3,942)	3,149	(1,356)	6,040

Net income (loss)	$(17,195)	$10,768	$(11,007)	$3,097

Basic earnings (loss) per common share—	$(0.38)	$0.23	$(0.24)	$0.07
Diluted earnings (loss) per common share—	$(0.38)	$0.23	$(0.24)	$0.07
Weighted average number of shares—
Basic	44,865,266	46,449,234	45,119,214	44,377,250
Diluted	44,865,266	47,808,457	45,119,214	45,811,792
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(In thousands of U.S. dollars)
Net income (loss)	$(17,195)	$10,768	$(11,007)	$3,097

Other comprehensive income (loss)
Foreign currency translation adjustments	(5,974)	(860)	(15,881)	(2,809)
Derivative adjustments
Fair valuation of derivatives	(11,757)	(3,271)	(19,498)	(4,964)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	2,820	653	5,378	(333)

Total other comprehensive loss	(14,911)	(3,478)	(30,001)	(8,106)

Total comprehensive income (loss)	$(32,106)	$7,290	$(41,008)	$(5,009)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended September 30, 2022:
Balance at June 30, 2022	44,903,718	$562	$263,698	$349,730	$(148,523)	$(17,320)	$448,147
Stock-based compensation	—	—	861	—	—	—	861
Settlement of restricted stock units	—	—	(49)	—	—	—	(49)
Acquisition of treasury stock	(324,643)	—	—	—	(3,638)	—	(3,638)
Other comprehensive loss, net	—	—	—	—	—	(14,911)	(14,911)
Net loss	—	—	—	(17,195)	—	—	(17,195)

Balance at September 30, 2022	44,579,075	$562	$264,510	$332,535	$(152,161)	$(32,231)	$413,215

Three Months Ended September 30, 2021:
Balance at June 30, 2021	46,350,945	$556	$253,244	$279,163	$(109,407)	$(925)	$422,631
Stock-based compensation	—	—	2,005	—	—	—	2,005
Exercise of stock options	112,944	1	1,370	—	—	—	1,371
Settlement of restricted stock units	1,000	0	(0)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(3,478)	(3,478)
Net income	—	—	—	10,768	—	—	10,768

Balance at September 30, 2021	46,464,889	$557	$256,619	$289,931	$(109,407)	$(4,403)	$433,297

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Accumulated Other Comprehensive
(In thousands of U.S. dollars, except share data)	Shares	Amount	Capital		Stock	Income (Loss)	Total
Nine Months Ended September 30, 2022:
Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762
Stock-based compensation	—	—	4,487	—	—	—	4,487
Exercise of stock options	152,326	1	1,785	—	—	—	1,786
Settlement of restricted stock units	177,128	2	(176)	—	—	—	(174)
Acquisition of treasury stock	(378,107)	—	—	—	(4,638)	—	(4,638)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Other comprehensive loss, net	—	—	—	—	—	(30,001)	(30,001)
Net loss	—	—	—	(11,007)	—	—	(11,007)

Balance at September 30, 2022	44,579,075	$562	$264,510	$332,535	$(152,161)	$(32,231)	$413,215

Nine Months Ended September 30, 2021:
Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600
Stock-based compensation	—	—	6,056	—	—	—	6,056
Exchange of exchangeable senior note	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	289,704	3	3,917	—	—	—	3,920
Settlement of restricted stock units	299,162	3	(3)	—	—	—	—
Acquisition of treasury stock	(51,455)	—	—	—	(1,010)	—	(1,010)
Other comprehensive loss, net	—	—	—	—	—	(8,106)	(8,106)
Net income	—	—	—	3,097	—	—	3,097

Balance at September 30, 2021	46,464,889	$557	$256,619	$289,931	$(109,407)	$(4,403)	$433,297

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$(11,007)	$3,097
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,225	10,576
Provision for severance benefits	5,163	5,514
Amortization of debt issuance costs and original issue discount	—	261
Loss on foreign currency, net	66,335	32,607
Provision for inventory reserves	7,730	1,484
Stock-based compensation	4,487	6,056
Other, net	631	442
Changes in operating assets and liabilities
Accounts receivable, net	7,805	6,696
Inventories	(13,208)	(4,561)
Other receivables	17,115	(5,287)
Other current assets	(14,117)	7,933
Accounts payable	(14,792)	(16,192)
Other accounts payable	(6,215)	(3,729)
Accrued expenses	5,866	(1,641)
Accrued income taxes	(11,483)	(8,308)
Other current liabilities	(1,583)	555
Other non-current liabilities	523	(666)
Payment of severance benefits	(4,181)	(4,772)
Other, net	(50)	(49)

Net cash provided by operating activities	50,244	30,016
Cash flows from investing activities
Proceeds from settlement of hedge collateral	2,805	3,995
Payment of hedge collateral	(15,282)	(2,744)
Purchase of property, plant and equipment	(11,812)	(13,368)
Payment for intellectual property registration	(301)	(455)
Collection of guarantee deposits	—	3,192
Payment of guarantee deposits	(2,075)	(4,960)
Other, net	792	(103)

Net cash used in investing activities	(25,873)	(14,443)
Cash flows from financing activities
Proceeds from exercise of stock options	1,786	3,920
Acquisition of treasury stock	(5,065)	(1,653)
Repayment of financing related to water treatment facility arrangement	(381)	(427)
Repayment of principal portion of finance lease liabilities	(50)	(49)

Net cash provided by (used in) financing activities	(3,710)	1,791
Effect of exchange rates on cash and cash equivalents	(49,377)	(21,003)

Net decrease in cash and cash equivalents	(28,716)	(3,639)
Cash and cash equivalents
Beginning of the period	279,547	279,940

End of the period	$250,831	$276,301

Supplemental cash flow information
Cash paid for interest	$—	$2,094
Cash paid for income taxes	$17,856	$12,609
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$3,957	$11,513
Non-cash financing activities
Exchange of exchangeable senior notes into common stock	$—	$83,740
Unsettled common stock repurchases	$(399)	$—
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
(the “Transitional Fab 3 Foundry Services”).
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2021 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
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

2. Inventories
Inventories as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$6,828	$9,594
Semi-finished goods and work-in-process	32,431	25,968
Raw materials	9,282	9,443
Materials in-transit	295	95
Less: inventory reserve	(11,538)	(5,730)

Inventories, net	$37,298	$39,370

Changes in inventory reserve for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2022		September 30, 2021
Beginning balance	$(10,206)	$(5,730)	$(8,101)	$(5,901)
Change in reserve
Inventory reserve charged to costs of sales	(3,199)	(10,899)	(242)	(5,592)
Sale of previously reserved inventory	672	2,996	2,099	4,076

	(2,527)	(7,903)	1,857	(1,516)
Write off	16	311	180	1,110
Translation adjustments	1,179	1,784	328	571

Ending balance	$(11,538)	$(11,538)	$(5,736)	$(5,736)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2022 and December 31, 2021 are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Buildings and related structures	$21,484	$24,273
Machinery and equipment	94,152	105,300
Finance lease right-of-use assets	340	316
Others	29,233	32,396

	145,209	162,285
Less: accumulated depreciation	(86,281)	(94,119)
Land	11,513	13,898
Construction in progress	23,970	25,818

Property, plant and equipment, net	$94,411	$107,882

Aggregate depreciation expenses totaled $10,699 thousand and $10,018 thousand for the nine months ended September 30, 2022 and 2021, respectively.
4. Intangible Assets
Intangible assets as of September 30, 2022 and December 31, 2021 are comprised of the following (in thousands):

	September 30, 2022
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,040	$(6,270)	$1,770

Intangible assets	$8,040	$(6,270)	$1,770

	December 31, 2021
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,312	$(6,935)	$2,377

Intangible assets	$9,312	$(6,935)	$2,377

Aggregate amortization expenses for intangible assets totaled $526 thousand and $558 thousand for the nine months ended September 30, 2022 and 2021, respectively.

5. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease	Operating lease right-of-use assets	$4,928	$4,275
Finance lease	Property, plant and equipment, net	141	126

Total lease assets		$5,069	$4,401

Liabilities
Current
Operating	Operating lease liabilities	$1,324	$2,323
Finance	Other current liabilities	78	68
Non-current
Operating	Non-current operating lease liabilities	3,811	1,952
Finance	Other non-current liabilities	73	73

Total lease liabilities		$5,286	$4,416

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	3.9 years	2.4 years
Finance leases	2.5 years	2.0 years
Weighted average discount rate
Operating leases	6.58%	4.20%
Finance leases	7.63%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$557	$691	$1,738	$2,098
Finance lease cost
Amortization of right-of-use assets	18	17	48	50
Interest on lease liabilities	2	4	7	11

Total lease cost	$577	$712	$1,793	$2,159

The above table does not include an immaterial cost of short-term leases for the nine months ended September 30, 2022 and 2021.

Other lease information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$561	$691	$1,742	$2,098
Operating cash flows from finance leases	2	4	7	11
Financing cash flows from finance leases	18	16	50	49
The aggregate future lease payments for operating and finance leases as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$508	$22
2023	1,449	86
2024	1,330	24
2025	1,218	23
2026	846	11
2027	585	—

Total future lease payments	5,936	166
Less: Imputed interest	(801)	(15)

Present value of future payments	$5,135	$151

6. Accrued Expenses
Accrued expenses as of September 30, 2022 and December 31, 2021 are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll, benefits and related taxes, excluding severance benefits	$10,552	$9,548
Withholding tax attributable to intercompany interest income	3,345	1,950
Outside service fees	1,608	1,088
Merger-related costs	—	7,035
Others	295	450

Accrued expenses	$15,800	$20,071

7. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of September 30, 2022 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
August 13, 2021	$15,000	October 202 2 to December 2022
January 04, 2022	$39,000	October 2022 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$51,000	October 2022 to December 2023
Details of the zero cost collar contracts as of December 31, 2021 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
May 13, 2021	$39,000	January 2022 to September 2022
August 13, 2021	$48,000	January 2022 to December 2022
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2022	December 31, 2021
Liability Derivatives:
Zero cost collars	Other current liabilities	$12,744	$2,020
Zero cost collars	Other non-current liabilities	$2,318	$—
Offsetting of derivative liabilities as of September 30, 2022 is as follows (in thousands):

As of September 30, 2022	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$15,062	$—	$15,062	$—	$(14,370)	$692
Offsetting of derivative liabilities as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,020	$—	$2,020	$—	$(2,060)	$(40)

1
3

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2022 and 2021 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations				Location/Amount of Gain Recognized in Statement of Operations on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,				Three Months Ended September 30,
	2022	2021		2022	2021			2022	2021

Zero cost collars	$(11,757)	$(3,271)	Net sales	$(2,820)		$(653)	Other income, net	$146	$237
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands).

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain Recognized in Statement of Operations on Derivatives
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021		2022	2021

Zero cost collars	$(19,498)	$(4,964)	Net sales	$(5,378)	$333	Other income, net	$201	$94
As of September 30, 2022, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $13,262 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

Counterparties	September 30, 2022	December 31, 2021
SC	$1,000	$1,000
The Company is required to deposit additional cash collateral with NFIK and SC for any exposure in excess of $500 thousand. As of September 30, 2022, $11,670 thousand and $2,700 thousand of additional cash collateral was required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2021, $760 thousand and $1,300 thousand of additional cash collateral was required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

1
4

8. Fair Value Measurements
Fair Value of Financial Instruments
As of September 30, 2022, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2022	Fair Value Measurement September 30, 2022	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$12,744	$12,744	—	$12,744	—
Derivative liabilities (other non-current liabilities)	$2,318	$2,318	—	$2,318	—
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

1
5

9. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2022, 97% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

	September 30, 2022		September 30, 2021

Beginning balance	$47,586	$51,567	$53,105	$54,452
Provisions	1,923	5,163	2,007	5,514
Severance payments	(1,247)	(4,181)	(1,936)	(4,772)
Translation adjustments	(4,730)	(9,017)	(2,441)	(4,459)

	43,532	43,532	50,735	50,735
Less: Cumulative contributions to severance insurance deposit accounts	(15,292)	(15,292)	(12,739)	(12,739)
The National Pension Fund	(40)	(40)	(55)	(55)
Group severance insurance plan	(164)	(164)	(200)	(200)

Accrued severance benefits, net	$28,036	$28,036	$37,741	$37,741

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2022	$212
2023	534
2024	769
2025	1,273
2026	1,772
2027	1,463
2028 – 2032	17,223
The above amounts were determined based on the
non-executive
employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive
employees that will cease working with the Company before their normal retirement ages.
Korea’s mandatory retirement age is 60 years of age or older under the Employment Promotion for the Aged Act. The Company sets the retirement age of employees at 60.

1
6

10. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2022 and December 31, 2021, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $356,746 thousand and $344,411 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,434.8:1 and 1,185.5:1 using the first base rate as of September 30, 2022 and December 31, 2021, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $3,942 thousand and $1,356 thousand, respectively, primarily attributable to a decrease in its Korean subsidiary’s pre-tax
income for the respective period due to the foreign currency translation loss recorded in its Korean subsidiary in connection with intercompany loans.
For the three and nine months ended September 30, 2021, the Company recorded an income tax expense of $3,149 thousand and $6,040 thousand, respectively, primarily attributable to the Company’s Korean subsidiary based on its estimated taxable income for the respective period, combined with its ability to utilize net operating loss carryforwards up to 60%, and interest on intercompany loan balances.

1
7

12. Geographic and Other Information
The following sets forth information relating to the single operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Standard products business
Display Solutions	$6,355	$58,528	$63,876	$164,024
Power Solutions	56,416	58,887	184,193	169,565

Total standard products business	62,771	117,415	248,069	333,589
Transitional Fab 3 foundry services	8,428	9,585	28,599	30,306

Total revenues	$71,199	$127,000	$276,668	$363,895

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross Profit
Standard products business	$17,274	$45,773	$82,872	$112,291
Transitional Fab 3 foundry services	(49)	814	2,294	2,648

Total gross profit	$17,225	$46,587	$85,166	$114,939

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Korea	$23,867	$29,664	$86,065	$86,966
Asia Pacific (other than Korea)	34,612	84,220	148,940	237,312
United States	2,718	1,756	8,074	4,393
Europe	1,574	1,398	4,990	3,847
Others	—	377	—	1,071

Total	$62,771	$117,415	$248,069	$333,589

For the three months ended September 30, 2022 and 2021, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 74.2% and 72.0%, respectively, and net sales—standard products business in Vietnam represented 2.4% and 19.6%, respectively. For the nine months ended September 30, 2022 and 2021, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 66.4% and 63.4%, respectively, and net sales—standard products business in Vietnam represented 16.2% and 29.5%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 64% and 81% for the three months ended September 30, 2022 and 2021, respectively, and 70% and 81% for the nine months ended September 30, 2022 and 2021, respectively.
For the three months ended September 30, 2022, the Company had one customer that represented 16.2% of its net sales – standard products business. For the nine months ended September 30, 2022, the Company had two customers that represented 20.6% and 13.9% of its net sales – standard products business. For the three months ended September 30, 2021, the Company had two customers that represented 44.7% and 10.1% of its net sales – standard products business. For the nine months ended September 30, 2021, the Company had two customers that represented 44.6% and 10.6% of its net sales – standard products business.
As of September 30, 2022, two customers of the Company’s standard products business accounted for 24.1% and 11.8% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively. As of December 31, 2021, two customers of the Company’s standard products business accounted for 31.5% and 16.1% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

1
8

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation adjustments	$(16,651)	$(770)
Derivative adjustments	(15,580)	(1,460)

Total	$(32,231)	$(2,230)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended September 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(10,677)	$(6,643)	$(17,320)

Other comprehensive loss before reclassifications	(5,974)	(11,757)	(17,731)
Amounts reclassified from accumulated other comprehensive loss	—	2,820	2,820

Net current-period other comprehensive loss	(5,974)	(8,937)	(14,911)

Ending balance	$(16,651)	$(15,580)	$(32,231)

Three Months Ended September 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$120	$(1,045)	$(925)

Other comprehensive loss before reclassifications	(860)	(3,271)	(4,131)
Amounts reclassified from accumulated other comprehensive loss	—	653	653

Net current-period other comprehensive loss	(860)	(2,618)	(3,478)

Ending balance	$(740)	$(3,663)	$(4,403)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

Nine Months Ended September 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(15,881)	(19,498)	(35,379)
Amounts reclassified from accumulated other comprehensive loss	—	5,378	5,378

Net current-period other comprehensive loss	(15,881)	(14,120)	(30,001)

Ending balance	$(16,651)	$(15,580)	$(32,231)

Nine Months Ended September 30, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,809)	(4,964)	(7,773)
Amounts reclassified from accumulated other comprehensive income	—	(333)	(333)

Net current-period other comprehensive loss	(2,809)	(5,297)	(8,106)

Ending balance	$(740)	$(3,663)	$(4,403)

1
9

14. Stock Repurchases
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
On August 31, 2022, the Board of Directors has authorized an expansion of the Company’s previously announced stock repurchase program from $75,000 thousand to $87,500 thousand of the Company’s common stock.
In September 2022, the Company repurchased

324,643
shares of its common stock in the open market for an aggregate purchase price of $
3,638
thousand and a price per share of $
11.21
under the stock repurchase program.

15. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2022 and
2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Net income (loss)	$(17,195)	$10,768	$(11,007)	$3,097
Basic weighted average common stock outstanding	44,865,266	46,449,234	45,119,214	44,377,250
Basic earnings (loss) per common share	$(0.38)	$0.23	$(0.24)	$0.07
Diluted earnings (loss) per share
Net income (loss)	$(17,195)	$10,768	$(11,007)	$3,097
Basic weighted average common stock outstanding	44,865,266	46,449,234	45,119,214	44,377,250
Net effect of dilutive equity awards	—	1,359,223	—	1,434,542

Diluted weighted average common stock outstanding	44,865,266	47,808,457	45,119,214	45,811,792
Diluted earnings (loss) per share	$(0.38)	$0.23	$(0.24)	$0.07
The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Options	1,141,551	50,000	1,141,551	50,000
Restricted Stock Units	1,014,124	—	1,014,124	—
For the nine months ended September 30, 2021, 1,906,786 shares, of potential common stock from the assumed conversion of Exchangeable Notes were also excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.
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
16. Merger Agreement
On March 25, 2021, the Company, South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Holdco”), formed by an affiliate of Wise Road Capital LTD (“Wise Road”), and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), providing for, among other things and subject to the terms and conditions thereof, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Holdco.
The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The Company and Holdco were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Holdco entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), pursuant to which Holdco agreed to pay
$70,200 thousand (the “Termination Fee”) to the Company on the terms specified in the Termination Agreement in satisfaction of Holdco’s obligation to

pay a termination fee in connection with the termination of the Merger Agreement. On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of $51,000 thousand from Holdco and a standby letter of credit, which secures a deferred fee of $19,200 thousand from Holdco due on or before March 31, 2022. As of December 31, 2021, of the Termination Fee, $19,200 thousand deferred fee was recorded as other receivables. In connection therewith, the Company, Holdco and Wise Road entered into a First Amendment to the Termination Agreement, dated April 4, 2022, pursuant to which Holdco paid $14,400 thousand on April 4, 2022, with

$4,800 thousand remaining outstanding. The Company, Holdco and Wise Road entered into a Second Amendment to the Termination Agreement, dated August 5, 2022 pursuant to which Holdco paid $3,000 thousand on August 5, 2022, of the deferred fee and payment of the remaining $1,800 thousand is due on or before October 31, 2022.
 The Company, Holdco and Wise Road entered into a Letter Agreement, dated October 28, 2022 pursuant to which the parties agreed to defer the remaining $1,800 thousand due on or before December 23,
2022. As of September 30, 2022, the remaining fee of $1,800 thousand was recorded as other receivables. Other than in respect of this receivable, the Company has no further relationship with Holdco.
For the three and nine months ended September 30, 2021, the Company incurred $1,552 thousand and $13,842 thousand, respectively, of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in merger-related costs in the consolidated statements of operations.

2
2

17. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $9,532 thousand and $1,708 thousand as other current assets as of September 30, 2022 and December 31, 2021, respectively.
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

2
3

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

Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automobiles, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED) and Micro light emitting diode (Micro LED) televisions. Our Display Solutions products support some of the industry’s most advanced display technologies, such as OLEDs, low temperature polysilicons thin film transistors (LTPS TFTs), as well as high-volume display technologies such as amorphous silicon thin film transistors (a-Si TFTs). Since 2007, we have designed and manufactured OLED display driver integrated circuit (IC) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to WQHD (Wide Quadruple High Definition) for wide range of applications including smartphones, TVs, automotives and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs.

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

Recent Developments

Expanded Stock Repurchase Program

On August 31, 2022, our Board of Directors authorized an expansion of the previously announced stock repurchase program from $75.0 million to $87.5 million of our common stock. We have already repurchased shares worth $37.5 million under the program through an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association. The remaining $50.0 million of the expanded $87.5 million program will be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, we have established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

In September 2022, we repurchased 324,643 shares of our common stock in the open market for an aggregate purchase price of $3.6 million and a price per share of $11.21 under the stock repurchase program.

Global Semiconductor Industry Trends

Increases in demand for semiconductor products resulted in a global shortage of manufacturing capacity in recent periods. As a result, we may experience increased costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. Specifically, if we are unable to secure manufacturing capacity from the external foundries we rely on, our ability to deliver products to our customers may be negatively impacted. Also, shortage of manufacturing capacity may lead to an increase in our manufacturing costs. Our principal pricing strategy is to pass on the increased manufacturing costs to our customers; however, we may not be fully able to do this in all cases. Total revenues for the three and nine months ended September 30, 2022 were severely impacted by these persisting supply shortages, in particular for 28nm 12-inch OLED wafers, which impacted design-in projects from our large panel customer in Korea that are typically given 9 to 12 months in advance.

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

We are not able to foresee when the shortage of manufacturing capacity will subside, but we are beginning to see some indicators of improvement of such supply shortage situation. However, the global shortage for semiconductor products over the prior two years has led to overbooking backordered demand and oversupply. As a result, the current global macroeconomic conditions, including COVID-19 lockdowns in China, higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, have led to weaker end-market demand and an oversupply of inventory. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

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

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income

We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation gain, net, (iv) inventory reserve related to Huawei impact of downstream trade restrictions, (v) Merger-related costs and (vi) other charges, net. EBITDA for the periods indicated is defined as net income (loss) before interest income, net, income tax expense (benefit), and depreciation and amortization.

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(Dollars in millions)
Net income (loss)	$(17.2)	$(11.0)	$10.8	$3.1
Interest income, net	(1.5)	(2.7)	(0.4)	(0.5)
Income tax expense (benefit)	(3.9)	(1.4)	3.1	6.0
Depreciation and amortization	3.6	11.2	3.6	10.6

EBITDA	$(19.0)	$(3.8)	$17.1	$19.2
Adjustments:
Equity-based compensation expense(a)	0.9	4.5	2.0	6.1
Foreign currency loss, net(b)	12.8	20.5	7.6	12.0
Derivative valuation gain, net(c)	(0.1)	(0.2)	(0.2)	(0.1)
Inventory reserve related to Huawei impact of downstream trade restrictions(d)	—	—	(1.1)	(1.1)
Merger-related costs(e)	—	—	1.6	13.8
Other charges, net(f)	2.5	3.3	(0.5)	2.6

Adjusted EBITDA	$(3.0)	$24.3	$26.4	$52.6

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

(d)

For the three and nine months ended September 31, 2021, this adjustment eliminates the impact of a partial sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, as a portion of reserved inventory was subsequently sold to certain other customers. As this adjustment meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this adjustment is excluded.

(e)

For the three and nine months ended September 30, 2021, this adjustment eliminates professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(f)

For the three and nine months ended September 30, 2022, this adjustment eliminates $2.8 million of one-time employee incentives, in each period, and professional service fees and expenses of $0.2 million and $1.0 million, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the three and nine months ended September 30, 2021, this adjustment eliminates professional service fees and expenses of $0.2 million and $3.4 million, respectively, incurred in connection with the regulatory requests, both of which were offset in part by a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter. As these adjustments meaningfully impacted our operating results and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense (ii) inventory reserve related to Huawei impact of downstream trade restrictions, (iii) Merger-related costs and (iv) other charges, net.

The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income (Loss) for the periods indicated:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(Dollars in millions)
Operating income (loss)	$(10.0)	$4.9	$20.0	$19.5
Adjustments:
Equity-based compensation expense(a)	0.9	4.5	2.0	6.1
Inventory reserve related to Huawei impact of downstream trade restrictions(b)	—	—	(1.1)	(1.1)
Merger-related costs(c)	—	—	1.6	13.8
Other charges, net(d)	2.5	3.3	0.2	3.4

Adjusted Operating Income (Loss)	$(6.6)	$12.7	$22.7	$41.7

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

(b)

For the three and nine months ended September 31, 2021, this adjustment eliminates the impact of a partial sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, as a portion of reserved inventory was subsequently sold to certain other customers. As this adjustment meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this adjustment is excluded.

(c)

For the three and nine months ended September 30, 2021, this adjustment eliminates professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(d)

For the three and nine months ended September 30, 2022, this adjustment eliminates $2.8 million of one-time employee incentives, in each period, and professional service fees and expenses of $0.2 million and $1.0 million, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the three and nine months ended September 30, 2021, this adjustment eliminates professional service fees and expenses of $0.2 million and $3.4 million, respectively, incurred in connection with the regulatory requests. As these adjustments meaningfully impacted our operating results and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net, (iv) inventory reserve related to Huawei impact of downstream trade restrictions, (v) Merger-related costs, (vi) other charges, net and (vii) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(Dollars in millions, except per share data)
Net income (loss)	$(17.2)	$(11.0)	$10.8	$3.1
Adjustments:
Equity-based compensation expense(a)	0.9	4.5	2.0	6.1
Foreign currency loss, net(b)	12.8	20.5	7.6	12.0
Derivative valuation gain, net(c)	(0.1)	(0.2)	(0.2)	(0.1)
Inventory reserve related to Huawei impact of downstream trade restrictions(d)	—	—	(1.1)	(1.1)
Merger-related costs(e)	—	—	1.6	13.8
Other charges, net(f)	2.5	3.3	(0.5)	2.6
Income tax effect on non-GAAP adjustments(g)	2.3	7.5	—	—

Adjusted Net Income	$1.1	$24.6	$20.1	$36.5

Reported earnings (loss) per share – basic	$(0.38)	$(0.24)	$0.23	$0.07
Reported earnings (loss) per share – diluted	$(0.38)	$(0.24)	$0.23	$0.07
Weighted average number of shares – basic	44,865,266	45,119,214	46,449,234	44,377,250
Weighted average number of shares – diluted	44,865,266	45,119,214	47,808,457	45,811,792
Adjusted earnings per share – basic	$0.02	$0.55	$0.43	$0.82
Adjusted earnings per share – diluted	$0.02	$0.53	$0.42	$0.78
Weighted average number of shares – basic	44,865,266	45,119,214	46,449,234	44,377,250
Weighted average number of shares – diluted	45,747,255	46,134,231	47,808,457	47,718,578

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

(d)

For the three and nine months ended September 31, 2021, this adjustment eliminates the impact of a partial sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, as a portion of reserved inventory was subsequently sold to certain other customers. As this adjustment meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this adjustment is excluded.

(e)

For the three and nine months ended September 30, 2021, this adjustment eliminates professional service fees and expenses incurred in connection with the contemplated Merger transaction (see “Note 16. Merger Agreement” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements”). As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(f)

For the three and nine months ended September 30, 2022, this adjustment eliminates $2.8 million of one-time employee incentives, in each period, and professional service fees and expenses of $0.2 million and $1.0 million, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the three and nine months ended September 30, 2021, this adjustment eliminates professional service fees and expenses of $0.2 million and $3.4 million, respectively, incurred in connection with the regulatory requests, both of which were offset in part by a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter. As these adjustments meaningfully impacted our operating results and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(g)

For the three and nine months ended September 30, 2022, this adjustment eliminates the income tax effect on non-GAAP adjustments of $2.3 million and $7.5 million, respectively, which mainly related to our Korean subsidiary using a calculation method that we compare the tax expense with and without the non-GAAP adjustments.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2022 and 2021, we sold products to 169 and 175 customers, respectively, and our net sales to our ten largest customers represented 70% and 81% of our net sales—standard products business, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2022, approximately 97% of our employees were eligible for severance benefits.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses of our display business are material and design-related costs for OLED display driver IC product development involving 28-nanometer or finer processes. The majority of research and development expenses of our power business are certain equipment, material and design-related costs for power discrete products and material and design-related costs for power IC products. Power IC uses standard BCD process technologies which can be sourced from multiple foundries.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2022, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $356.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth consolidated results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$62.8	88.2%	$117.4	92.5%	$(54.6)
Net sales – transitional Fab 3 foundry services	8.4	11.8	9.6	7.5	(1.2)

Total revenues	71.2	100.0	127.0	100.0	(55.8)
Cost of sales
Cost of sales – standard products business	45.5	63.9	71.6	56.4	(26.1)
Cost of sales – transitional Fab 3 foundry services	8.5	11.9	8.8	6.9	(0.3)

Total cost of sales	54.0	75.8	80.4	63.3	(26.4)

Gross profit	17.2	24.2	46.6	36.7	(29.4)
Selling, general and administrative expenses	11.4	16.0	12.6	9.9	(1.1)
Research and development expenses	13.3	18.7	12.3	9.7	1.1
Merger-related costs	—	—	1.6	1.2	(1.6)
Other charges, net	2.5	3.5	0.2	0.2	2.3

Operating income (loss)	(10.0)	(14.1)	20.0	15.7	(30.0)
Interest expense	(0.3)	(0.4)	(0.1)	(0.1)	(0.2)
Foreign currency loss, net	(12.8)	(18.0)	(7.6)	(6.0)	(5.2)
Others, net	2.0	2.8	1.6	1.3	0.4

	(11.1)	(15.6)	(6.1)	(4.8)	(5.0)

Income (loss) before income tax expense	(21.1)	(29.7)	13.9	11.0	(35.1)
Income tax expense (benefit)	(3.9)	(5.5)	3.1	2.5	(7.1)

Net income (loss)	$(17.2)	(24.2)	$10.8	8.5	$(28.0)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$6.4	8.9%	$58.5	46.1%	$(52.2)
Power Solutions	56.4	79.2	58.9	46.4	(2.5)

Total standard products business	62.8	88.2	117.4	92.5	(54.6)
Net sales – transitional Fab 3 foundry services	8.4	11.8	9.6	7.5	(1.2)

Total revenues	$71.2	100.0%	$127.0	100.0%	$(55.8)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	% of Net sales	Amount	% of Net sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$17.3	27.5%	$45.8	39.0%	$(28.5)
Gross profit – transitional Fab 3 foundry services	(0.0)	(0.6)	0.8	8.5	(0.9)

Total gross profit	$17.2	24.2%	$46.6	36.7%	$(29.4)

Revenues

Total revenues were $71.2 million for the three months ended September 30, 2022, a $55.8 million, or 43.9%, decrease compared to $127.0 million for the three months ended September 30, 2021. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $62.8 million for the three months ended September 30, 2022, a $54.6 million, or 46.5%, decrease compared to $117.4 million for the three months ended September 30, 2021. The significant decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from a slowdown in the Chinese smartphone market, and a lack of secured manufacturing capacity (in particular for 28nm 12-inch OLED wafers) at external 12-inch foundries, which was offset in part by a higher demand for our auto-LCD display driver ICs and OLED TV display driver ICs. The decrease in net sales from our Power Solutions business line was attributable to a lower demand for MOSFETs primarily for smartphone and e-bikes, which was affected by COVID-19 lockdowns in China. This decrease was almost offset by a strong demand for IGBTs mainly for solar inverters.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $8.4 million and $9.6 million for the three months ended September 30, 2022 and 2021, respectively.

Gross Profit

Total gross profit was $17.2 million for the three months ended September 30, 2022 compared to $46.6 million for the three months ended September 30, 2021, a $29.4 million, or 63.0%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2022 decreased to 24.2% compared to 36.7% for the three months ended September 30, 2021. The decrease in both gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $17.3 million for the three months ended September 30, 2022, which represented a $28.5 million, or 62.3%, decrease from gross profit of $45.8 million for the three months ended September 30, 2021. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our Display Solutions business line as explained above. Gross profit as a percentage of net sales for the three months ended September 30, 2022 decreased to 27.5% compared to 39.0% for the three months ended September 30, 2021. The decrease in gross profit as a percentage of net sales was primarily attributable to certain inventory reserve and scrap cost related to 12-inch display products resulted from lower demand for China smartphones and a lower utilization rate of our internal fabrication facility. For the three months ended September 30, 2021, a partial sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, favorably affected both gross profit and gross profit as a percentage of net sales, as such reserved inventory was subsequently sold to certain other customers in the third quarter of 2021.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$23.9	38.0%	$29.7	25.3%	$(5.8)
Asia Pacific (other than Korea)	34.6	55.1	84.2	71.7	(49.6)
United States	2.7	4.3	1.8	1.5	1.0
Europe	1.6	2.5	1.4	1.2	0.2
Others	—	—	0.4	0.3	(0.4)

	$62.8	100.0%	$117.4	100.0%	$(54.6)

Net sales – standard products business in Korea for the three months ended September 30, 2022 decreased from $29.7 million to $23.9 million compared to the three months ended September 30, 2021, or by $5.8 million, or 19.5%, primarily due to a decrease in revenue from our mobile OLED display driver ICs and weaker demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and smartphone applications, which was offset in part by higher demand for OLED TV display driver ICs.

Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended September 30, 2022 decreased to $34.6 million from $84.2 million in the three months ended September 30, 2021, or by $49.6 million, or 58.9%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from a slowdown in the Chinese smartphone market, and a lack of secured manufacturing capacity (in particular for 28nm 12-inch OLED wafers) at external 12-inch foundries, which was offset in part by a higher demand for power products such as IGBTs mainly for solar inverters. The increased demand for our auto-LCD display driver ICs also favorably affected in this quarter.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.4 million, or 16.0% of total revenues, for the three months ended September 30, 2022, compared to $12.6 million, or 9.9% of total revenues, for the three months ended September 30, 2021. The decrease of $1.1 million, or 9.1%, was primarily attributable to a decrease in estimated employee compensation reflecting the current year’s financial performance.

Research and Development Expenses. Research and development expenses were $13.3 million, or 18.7% of total revenues, for the three months ended September 30, 2022, compared to $12.3 million, or 9.7% of total revenues, for the three months ended September 30, 2021. The increase of $1.1 million, or 8.6%, was primarily attributable to increase in outside service fees, including those for software design tools, and variable overhead expenses.

Merger-related Costs. For the three months ended September 30, 2021, we recorded $1.6 million of professional service fees and expenses incurred in connection with the contemplated Merger transaction.

Other Charges, Net. For the three months ended September 30, 2022, we recorded $2.8 million of one-time employee incentives and $0.2 million of professional service fees and expenses incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the three months ended September 30, 2021, we recorded $0.2 million of non-recurring professional service fees and expenses incurred in connection with the regulatory requests.

Operating Income (Loss)

As a result of the foregoing, operating loss was $10.0 million for the three months ended September 30, 2022 compared to operating income of $20.0 million the three months ended September 30, 2021. As discussed above, the decrease in operating income of $30.0 million resulted primarily from a $29.4 million decrease in gross profit, a $2.3 million increase in other charge, net, and a $1.1 million increase in research and development expenses. This increase was offset in part by a $1.6 million decrease in Merger-related costs and a $1.1 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Expense. Interest expenses was $0.3 million and $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended September 30, 2022 was $12.8 million compared to net foreign currency loss of $7.6 million for the three months ended September 30, 2021. The net foreign currency loss for the three months ended September 30, 2022 and September 30, 2021 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2022 and September 30, 2021, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $357 million and $393 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were primarily comprised of interest income, rental income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended September 30, 2022 and September 30, 2021 was $2.0 million and $1.6 million, respectively. In the third quarter of 2021, others, net included a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the current quarter.

Income Tax Expense (Benefit)

Income tax benefit was $3.9 million for the three months ended September 30, 2022, which was primarily attributable to the decrease in the pre-tax income due to foreign currency translation losses associated with intercompany long-term loans in our Korean subsidiary for the respective period.

Income tax expense was $3.1 million for the three months ended September 30, 2021, which was primarily attributable to interest on intercompany loan balances and the estimated taxable income for the respective period in our Korean subsidiary, combined with its ability to utilize net operating loss carryforwards up to 60%.

Net Income (Loss)

As a result of the foregoing, a net loss of $17.2 million was recorded for the three months ended September 30, 2022 compared to a net income of $10.8 million for the three months ended September 30, 2021. As discussed above, the $28.0 million decrease in net income was primarily attributable to a $30.0 million decrease in operating income and $5.2 million increase in net foreign currency loss, which was offset in part by a $7.1 million decrease in income tax expense.

Results of Operations – Comparison of Nine Months Ended September 30, 2022 and 2021

The following table sets forth consolidated results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$248.1	89.7%	$333.6	91.7%	$(85.5)
Net sales – transitional Fab 3 foundry services	28.6	10.3	30.3	8.3	(1.7)

Total revenues	276.7	100.0	363.9	100.0	(87.2)
Cost of sales
Cost of sales – standard products business	165.2	59.7	221.3	60.8	(56.1)
Cost of sales – transitional Fab 3 foundry services	26.3	9.5	27.7	7.6	(1.4)

Total cost of sales	191.5	69.2	249.0	68.4	(57.5)

Gross profit	85.2	30.8	114.9	31.6	(29.8)
Selling, general and administrative expenses	38.3	13.8	39.2	10.8	(0.9)
Research and development expenses	38.7	14.0	39.0	10.7	(0.3)
Merger-related costs	—	—	13.8	3.8	(13.8)
Other charges, net	3.3	1.2	3.4	0.9	(0.1)

Operating income	4.9	1.8	19.5	5.4	(14.7)
Interest expense	(0.9)	(0.3)	(1.2)	(0.3)	0.4
Foreign currency loss, net	(20.5)	(7.4)	(12.0)	(3.3)	(8.5)
Others, net	4.2	1.5	2.8	0.8	1.3

	(17.2)	(6.2)	(10.4)	(2.9)	(6.8)

Income (loss) before income tax expense	(12.4)	4.5	9.1	2.5	(21.5)
Income tax expense (benefit)	(1.4)	(0.5)	6.0	1.7	(7.4)

Net income (loss)	$(11.0)	(4.0)	$3.1	0.9	$(14.1)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$63.9	23.1%	$164.0	45.1%	$(100.1)
Power Solutions	184.2	66.6	169.6	46.6	14.6

Total standard products business	248.1	89.7	333.6	91.7	(85.5)
Net sales – transitional Fab 3 foundry services	28.6	10.3	30.3	8.3	(1.7)

Total revenues	$276.7	100.0%	$363.9	100.0%	$(87.2)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	% of Net sales	Amount	% of Net sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$82.9	33.4%	$112.3	33.7%	$(29.4)
Gross profit – transitional Fab 3 foundry services	2.3	8.0	2.6	8.7	(0.4)

Total gross profit	$85.2	30.8%	$114.9	31.6%	$(29.8)

Revenues

Total revenues were $276.7 million for the nine months ended September 30, 2022, a $87.2 million, or 24.0%, decrease compared to $363.9 million for the nine months ended September 30, 2021. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $248.1 million for the nine months ended September 30, 2022, an $85.5 million, or 25.6%, decrease compared to $333.6 million for the nine months ended September 30, 2021. The significant decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from a slowdown in the Chinese smartphone market, and a lack of secured manufacturing capacity (in particular for 28nm 12-inch OLED wafers) at external 12-inch foundries, which was offset in part by a higher demand for our OLED TV display driver ICs and auto-LCD display driver ICs. The increase in net sales from our Power Solutions business line was attributable to a strong demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and e-bikes, and IGBTs mainly for solar inverters.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $28.6 million and $30.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Gross Profit

Total gross profit was $85.2 million for the nine months ended September 30, 2022 compared to $114.9 million for the nine months ended September 30, 2021, a $29.8 million, or 25.9%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2022 decreased to 30.8% compared to 31.6% for the nine months ended September 30, 2021. The decrease in both gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $82.9 million for the nine months ended September 30, 2022, which represented a $29.4 million, or 26.2%, decrease from gross profit of $112.3 million for the nine months ended September 30, 2021. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our Display Solutions business line as explained above. Gross profit as a percentage of net sales for the nine months ended September 30, 2022 decreased slightly to 33.4% compared to 33.7% for the nine months ended September 30, 2021. The decrease in gross profit as a percentage of net sales was primarily attributable to certain inventory reserve and scrap cost related to 12-inch display products resulted from lower demand for China smartphones, which was offset in part by an improved product mix and an increase in average selling price benefited from the favorable pricing environment, primarily for our Power Solutions business line.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	% of Net sales – standard products business	Amount	% of Net sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$86.1	34.7%	$87.0	26.1%	$(0.9)
Asia Pacific (other than Korea)	148.9	60.0	237.3	71.1	(88.4)
United States	8.1	3.3	4.4	1.3	3.7
Europe	5.0	2.0	3.8	1.2	1.1
Others	—	—	1.1	0.3	(1.1)

	$248.1	100.0%	$333.6	100.0%	$(85.5)

Net sales – standard products business in Korea for the nine months ended September 30, 2022 decreased from $87.0 million to $86.1 million compared to the nine months ended September 30, 2021, or by $0.9 million, or 1.0%, primarily due to weaker demand for power products such as high-end MOSFETs primarily for TVs and decrease in revenue from our mobile OLED display driver ICs, which was offset in part by an increase in revenue from OLED TV display driver ICs.

Net sales – standard products business in Asia Pacific (other than Korea) for the nine months ended September 30, 2022 decreased to $148.9 million from $237.3 million in the nine months ended September 30, 2021, or by $88.4 million, or 37.2%, primarily due to a significant decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from a slowdown in the Chinese smartphone market, and a lack of secured manufacturing capacity (in particular for 28nm 12-inch OLED wafers) at external 12-inch foundries, which was offset in part by a higher demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and e-bike, and IGBTs mainly for solar inverters. The increased demand for our auto-LCD display driver ICs also favorably affected in this year.

Net sales – standard products business in the United States for the nine months ended September 30, 2022 increased to $8.1 million from $4.4 million compared to the nine months ended September 30, 2021, or by $3.7 million, or 83.8%, primarily due to a change in billing location of a global customer who offers lighting solutions combined with the increase of high-end MOSFET design wins with the customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.3 million, or 13.8% of total revenues, for the nine months ended September 30, 2022, compared to $39.2 million, or 10.8% of total revenues, for the nine months ended September 30, 2021. The decrease of $0.9 million, or 2.2%, was primarily attributable to a decrease in running royalties recognized based on the revenue of certain mobile OLED display driver ICs.

Research and Development Expenses. Research and development expenses were $38.7 million, or 14.0% of total revenues, for the nine months ended September 30, 2022, which remained almost flat, compared to $39.0 million, or 10.7% of total revenues, for the nine months ended September 30, 2021.

Merger-related Costs. For the nine months ended September 30, 2021, we recorded $13.8 million of professional service fees and expenses incurred in connection with the contemplated Merger transaction.

Other Charges, Net. For the nine months ended September 30, 2022, we recorded $2.8 million of one-time employee incentives and $1.0 million of professional service fees and expenses incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the nine months ended September 30, 2021, we recorded $3.4 million of non-recurring professional service fees and expenses incurred in connection with the regulatory requests.

Operating Income

As a result of the foregoing, operating income was $4.9 million for the nine months ended September 30, 2022 compared to operating income of $19.5 million the nine months ended September 30, 2021. As discussed above, the decrease in operating income of $14.7 million resulted primarily from a $29.8 million decrease in gross profit, which was offset in part by a $13.8 million decrease in Merger-related costs, a $0.9 million decrease in selling, general and administrative expenses and a $0.3 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense. Interest expenses was $0.9 million and $1.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the nine months ended September 30, 2022 was $20.5 million compared to net foreign currency loss of $12.0 million for the nine months ended September 30, 2021. The net foreign currency loss for the nine months ended September 30, 2022 and September 30, 2021 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2022 and September 30, 2021, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $357 million and $393 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were primarily comprised of interest income, rental income and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the nine months ended September 30, 2022 and September 30, 2021 was $4.2 million and $2.8 million, respectively. In the third quarter of 2021, others, net included a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the current quarter

Income Tax Expense (Benefit)

Income tax benefit was $1.4 million for the nine months ended September 30, 2022, which was primarily attributable to the decrease in the pre-tax income due to foreign currency translation losses associated with intercompany long-term loans in our Korean subsidiary for the respective period.

Income tax expense was $6.0 million for the nine months ended September 30, 2021, which was primarily attributable to interest on intercompany loan balances and the estimated taxable income for the respective period in our Korean subsidiary, combined with its ability to utilize net operating loss carryforwards up to 60%.

Net Income (Loss)

As a result of the foregoing, a net loss of $11.0 million was recorded for the nine months ended September 30, 2022 compared to a net income of $3.1 million for the nine months ended September 30, 2021. As discussed above, the $14.1 million decrease in net income was primarily attributable to a $14.7 million decrease in operating income and an $8.5 million increase in net foreign currency loss, which was offset in part by a $7.4 million decrease in income tax expense.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2022, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of September 30, 2022, the outstanding obligation of this arrangement is approximately $22.7 million for remaining service term through 2028.

As of September 30, 2022, cash and cash equivalents held by our Korean subsidiary were $241.3 million, which represents 96% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of September 30, 2022 was $304.7 million compared to $323.6 million as of December 31, 2021. The $19.0 million decrease was primarily attributable to a $28.7 million decrease in cash and cash equivalents and a $17.6 million decrease in other receivable mainly resulted from receipt of reverse termination fee, which was offset in part by a $11.0 million decrease in account payables, a $12.3 million net increase in hedge collateral and a $7.8 million increase in advance payments to certain suppliers, including external foundries to meet our planned production.

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $50.2 million for the nine months ended September 30, 2022, compared to $30.0 million of cash inflow provided by operating activities for the nine months ended September 30, 2021. The net operating cash inflow for the nine months ended September 30, 2022 reflects our net loss of $11.0 million, as adjusted favorably by $95.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits, stock-based compensation and net foreign currency loss, and net unfavorable impact of $34.3 million from changes of operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $25.9 million for the nine months ended September 30, 2022, compared to $14.4 million of cash outflow used in investing activities for the nine months ended September 30, 2021. The $11.4 million increase in cash outflow was primarily attributable to a $13.7 million net increase in hedge collateral, which was offset in part by a $1.6 million decrease in purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $3.7 million for the nine months ended September 30, 2022, compared to $1.8 million of cash inflow provided by financing activities for the nine months ended September 30, 2021. The financing cash outflow for the nine months ended September 30, 2022 was primarily attributable to a payment of $3.2 million for the repurchases of our common stock in September 2022 pursuant to our stock repurchase program and a payment of $1.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset in part by $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options. The financing cash inflow for the nine months ended September 30, 2021 was primarily attributable to $3.9 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.7 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the nine months ended September 30, 2022, capital expenditures for property, plant and equipment were $11.8 million, a $1.6 million, or 11.6%, decrease from $13.4 million for the nine months ended September 30, 2021. The capital expenditures for the nine months ended September 30, 2022 and 2021 were related to meeting our customer demand and supporting technology and capacity improvement at our fabrication facility.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2022 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.2 million in our U.S. dollar financial instruments and cash balances.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained in this Report and the other reports and materials the Company files with the SEC, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K as well as in our subsequent filings with the SEC. The risks described herein and therein are not the only ones we face.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K and Part II, Item 1A of our most recent Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
July 2022	—	—	—	—
August 2022	—	—	—	—
September 2022	324,643	$11.21	324,643	$46,362

Total	324,643		324,643	$46,362

(1)

On August 31, 2022, the Company’s Board of Directors authorized an expansion of the Company’s previously announced stock repurchase program from $75 million to $87.5 million of the Company’s common stock. The Company has already repurchased shares worth $37.5 million under the program through an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association. The remaining $50.0 million of the expanded $87.5 million program will be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, the Company has established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1‡#	Form of Restricted Stock Units Agreement (Non-employee Directors)

10.2‡#	Form of Restricted Stock Units Agreement (CEO and other Section 16 Officers)

10.3‡#	Form of Restricted Stock Units Agreement—Financial Performance (CEO)

10.4‡#	Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers)

10.5‡#	Form of Restricted Stock Units Agreement—TSR Performance (CEO)

10.6‡#	Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers)

10.7#	Second Amendment to Termination and Settlement Agreement, dated as of August 5, 2022, by and between Magnachip Semiconductor Corporation, South Dearborn Limited and Wise Road Capital LTD.

10.8#+	Patent Cross-License Agreement, with an effective date as of June 15, 2017, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd.

10.9#+	First Amendment to the Patent Cross-License Agreement, with an effective date as of January 1, 2022, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd.

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith
‡	Management contract or compensatory plan or arrangement
+

Certain identified information in such exhibit has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the registrant treats as private or confidential. The registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 8, 2022	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2022	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)