Form 10-K
period 2022-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2023-02-22
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-34791

Magnachip Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	83-0406195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
c/o Magnachip Semiconductor, Ltd.
15F, 76 Jikji-daero
436beon-gil
,
Heungdeok-gu
Cheongju-si,
Chungcheongbuk-do,
R
epublic of Korea
28581
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: +82 (2) 6903-3000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    ☐  Yes
☒
No
State the aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $643,221,377.
As of February 10, 2023, the registrant had 43,536,977 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form
10-K
or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Magnachip” to refer to Magnachip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea. On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju, Korea to Key Foundry Co., Ltd. Unless otherwise noted herein, historical operational metrics presented herein do not include those of the Foundry Services Group.

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

Item 1. Business

General

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,100 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our standard products business includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing, servers, automotive, and industrial applications.

Our wide variety of analog and mixed-signal semiconductor products allow us to address multiple high-growth end markets and rapidly develop and introduce new products in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED products are produced using external 12-inch foundries. Through a strategic cooperation with external 12-inch foundries, we strive to outsource wafers at competitive prices and produce quality products.

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology and develop products that are in high demand by our customers and end consumers. We sold approximately 400 distinct products in the year ended December 31, 2022 with a substantial portion of our revenues derived from a concentrated number of customers.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers of worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games on advanced consumer electronic devices. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life.

For the year ended December 31, 2022, we generated total revenues of $337.7 million, net loss of $8.0 million, operating loss of $5.2 million, Adjusted EBITDA of $19.5 million, Adjusted Operating Income of $4.1 million and Adjusted Net Income of $8.8 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income and a reconciliation to net income (loss) and operating income (loss) prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

On December 30, 2020, we changed our name from “MagnaChip Semiconductor Corporation” to “Magnachip Semiconductor Corporation.”

Legacy Foundry Services Group Business

On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju, Korea (known as “Fab 4”) to Key Foundry Co., Ltd. This sale was part of a strategic shift in our operational focus to our standard products business. The Foundry Services Group business provided specialty analog and mixed signal foundry services mainly for fabless and Integrated Device Manufacturer semiconductor companies.

Our Products

Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automotives, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED) and Micro light emitting diode (Micro LED) televisions. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicon thin film transistor (LTPS TFT), as well as high-volume display technologies such as amorphous silicon thin film transistors (a-Si TFTs). Since 2007, we have designed and manufactured OLED display driver integrated circuit (IC) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to WQHD (Wide Quadruple High Definition) for wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. Our Display Solutions products represented 21.2%, 43.3% and 59.0% of our total revenues for the fiscal years ended December 31, 2022, 2021 and 2020, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC/DC-DC converters, LED drivers, regulators and power management integrated circuits (PMICs) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, automotive, and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives. Our Power Solutions products represented 68.3%, 48.0% and 32.8% of our total revenues for the fiscal years ended December 31, 2022, 2021 and 2020, respectively.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and analog and mixed-signal intellectual property allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of over 220 engineers as of the date of this Annual Report. Our platform allows us to develop and introduce new products quickly and integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

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

•

Highly Efficient Manufacturing Capabilities. Our manufacturing strategy is focused on optimizing our asset utilization across our display driver and power management products, which enables us to maintain the price competitiveness of our products through our low-cost operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages. Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external 12-inch foundries starting in the second half of 2015 and we have started outsourcing 8-inch wafer for OLED TV ICs after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us.

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

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass (COG), chip-on-film (COF) and chip-on-plastic (COP) for rigid and flexible OLED displays. Our advanced display drivers incorporate Oxide, Low-Temperature Polycrystalline Oxide (LTPO) OLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the quality and the power efficiency of displays, including the development of our high speed interface, high quality image enhancement display data compression and optical compensation technology for OLED displays.

Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (PMICs), power MOSFETs and IGBTs. We believe our system-level understanding of applications such as LCD televisions, smartphones, computing, and servers, automotive, and industrial applications will allow us to more quickly develop and customize power management solutions for our customers in these markets.

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

•

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD TVs, OLED TVs, Micro LED TVs as well as IT applications such as monitors, notebook PCs, tablet PCs, automotives and public information displays.

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

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as a-Si TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,880x1,284) to QHD+(3,360x1,440), wide aspect ratio from 16:9 to 21:9 and rigid and flexible OLED displays. In the transition to, and adoption of, 5G, fast responses and high frame rates such as 90Hz, 120Hz and 144Hz are becoming essential product offerings. To meet this new and evolving demand, we have developed and mass produced our OLED display driver IC, which supports 90Hz/120Hz/144Hz high frame rates.

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

•	MOSFETs. Our MOSFETs include low-voltage from 12V to 30V, medium-voltage from 40V to 200V, high-voltage planar MOSFETs, 200V through 650V, and super junction MOSFETs, 500V through 900V.

MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, wearable devices, LCD, LED, and UHD televisions, desktop PCs, notebooks, tablet PCs, servers, lighting and power supplies for consumer electronics automotive (electric vehicles) and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 12V-30V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones, mobile phones, and wearable devices • Tablet PCs, Notebooks • Desktop PCs, Servers • LCD/LED TVs • Industrial applications • Automotive*

Product	Key Features	Applications

Medium Voltage MOSFET	• Voltage options of 40V-200V • Advanced Trench MOSFET Process • High cell density • High system efficiency • Advanced packages to enable reduction of PCB mounting area

•  e-Bikes and Motor controls

•  Battery Management Systems

•  Power tools and Servers

•  Energy Storage System

•  Other computing applications (Tablet PCs, Notebooks, Desktops)

•  Consumer applications (TV)

•  Industrial applications

•  Automotive

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

•  Epi stack process

•  Zener diode option for MOSFET protection for abnormal input

•  Advanced SJ MOSFET process

•  Advanced packages to enable reduction of PCB mounting area

•  Low power loss by high speed switching

• LCD/LED/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers and Telecom powers • Industrial applications • EV charging station* • On board charger*

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 15A to 100A	• Automotive • Solar inverters • Industrial applications • Consumer appliances

Product	Key Features	Applications

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

LED Lighting Drivers

•  High efficiency, wide input voltage range

•  Simple solutions with external components fully integrated

•  Advanced high voltage BCDMOS process

•  Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes • LDO (Low Drop Out — Linear Regulator)	• Smartphones and Mobile phones • Notebooks • Computing applications

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Computing applications

Product	Key Features	Applications

Logic PMIC	• High current boost • Integrated pass transistor • LDO • 3channel high current buck • Negative Charge Pump • 2channel buffer Op-Amp. • Tiny Wafer Level CSP	• Notebooks • Tablet PCs

*	In customer qualification stage

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices and sales liaisons in Japan, Greater China, Taiwan and Europe. We have a network of agents and distributors in the U.S., Europe and the Asia Pacific region. For the years ended December 31, 2022, 2021 and 2020, we derived 48%, 62% and 75% of net sales from our standard products business through our direct sales force, respectively, and 52%, 38% and 25% of net sales from our standard products business through our network of authorized agents and distributors, respectively.

Customers

We sell our Display Solutions and Power Solutions products to consumer, computing, communication, automotive and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. For the years ended December 31, 2022, 2021 and 2020, our ten largest customers accounted for 69.4%, 79.8% and 87.6% of net sales from our standard products business, respectively. Our arrangements with and reliance on key customers, particularly customers for our display products, may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the year ended December 31, 2022, sales to Samsung Display represented 19.0% of net sales from our standard products business and 80.2% of net sales from our Display Solutions business line, and SAMT represented 13.8% of net sales from our standard products business and 18.1% of net sales from our Power Solutions business line. For the year ended December 31, 2021, sales to Samsung Display represented 42.5% of net sales from our standard products business and 89.7% of net sales from our Display Solutions business line, and SAMT represented 10.4% of net sales from our standard products business and 19.8% of net sales from our Power Solutions business line. For the year ended December 31, 2020, sales to Samsung Display represented 56.2% of net sales from our standard products business and 87.5% of net sales from our Display Solutions business line. For the year ended December 31, 2022, we recorded revenues of $10.4 million from customers in the U.S. and $291.5 million from all foreign countries, of which 42.2% was from Greater China and 36.1% was from Korea. For the year ended December 31, 2021, we recorded revenues of $6.1 million from customers in the U.S. and $427.0 million from all foreign countries, of which 47.2% was from Greater China, 26.6% from Korea and 18.9% from Vietnam. For the year ended December 31, 2020, we recorded revenues of $5.1 million from customers in the U.S. and $460.4 million from all foreign countries, of which 61.9% was from Greater China, 23.1% from Korea and 10.8% from Vietnam. All information pertaining to the geographic source of revenues is with respect to the geographic location to which our products are billed.

Intellectual Property

As of December 31, 2022, our portfolio of intellectual property assets included approximately 961 registered patents and 144 pending patent applications. Approximately 433 and 52 of our patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 528 registered patents and 92 pending applications that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 19 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

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

Human Capital

Our worldwide workforce consisted of 897 employees (full- and part-time) as of December 31, 2022, of which 202 were involved in sales, marketing, general and administrative, 222 in research and development (including 87 with advanced degrees), 44 in quality, reliability and assurance, and 429 in manufacturing (comprised of 46 in engineering and 383 in operations, maintenance and others). Our employees leverage their extensive expertise in engineering, design and process to accelerate the advancement of technology and be leaders in our industry. We pride our company on being a great workplace where employees from diverse backgrounds can reach their full potential.

Labor Unions

As disclosed in previous reports, we have a labor union at our Korean subsidiary (the “First Union”). On September 16, 2021, the formation of a second labor union at our Korean subsidiary (the “Second Union”) was approved by local authorities (the First Union and the Second Union are collectively referred to as the “Magnachip Semiconductor Labor Unions”). Both the First Union and the Second Union are members of a supervisory association named “Federation of Korean Trade Unions.” The First Union represents member employees who are factory workers and the Second Union represents member employees who are office workers, in both cases at our Korean subsidiary.

As of December 31, 2022, of the 866 employees at our Korean subsidiary, 387 were represented by the First Union, and 98 employees were represented by the Second Union. Approximately 56% of our employees at our Korean subsidiary were represented by the Magnachip Semiconductor Labor Unions.

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

Inclusion and Diversity

We support all employees, regardless of gender, gender identity or expression, age, veteran status, race, ethnicity, national origin, religion or disability. We place great importance on inclusion and diversity within the workplace, and believe that an inclusive and diverse culture creates a happier, more relaxed work environment.

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

Safety and Wellness

During the ongoing COVID-19 pandemic, our priority has been ensuring the health and safety of our employees and their families. We built a companywide control tower to provide appropriate response guidance as the pandemic has evolved, and have secured internal/external capabilities to respond to emergencies systematically. In response to the ongoing COVID-19 pandemic, we quickly instituted infrastructure to support remote working, so that our employees could work from home in a safe and stable environment. In addition, we have installed safety facilities within our business sites.

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

Available Information

Our principal executive office is located at: c/o Magnachip Semiconductor, Ltd., 15F, 76, Jikji-daero 436beon-gil, Heungdeok-gu, Cheongju-si, Chungcheongbuk-do, 28581, Republic of Korea, and our email address is investors@magnachip.com. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Clawback Policy, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Form 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o Magnachip Semiconductor, Ltd., 15F, 76 Jikji-daero 436beon-gil, Heungdeok-gu, Cheongju-si, Chungcheongbuk-do, 28581, Republic of Korea; Attention: Investor Relations; email address: investors@magnachip.com.

Information About Our Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	58	Director and Chief Executive Officer
Shin Young Park	42	Chief Financial Officer
Theodore Kim	53	Chief Compliance Officer, General Counsel and Secretary
Woung Moo Lee	60	General Manager of Worldwide Sales
Chan Ho Park	59	General Manager of Power Solutions

Young-Joon (YJ) Kim, Board of Directors, Member of the Risk Committee and Chief Executive Officer. Mr. YJ Kim became our Chief Executive Officer in May 2015 and has also served as a director on our Board since that time. In February 2020, Mr. Kim assumed the additional role of General Manager of the Display business to capitalize on attractive growth opportunities in OLED display and other relevant emerging markets. He also served as the acting General Manager of Foundry Services Group from January 2019 until the completion of the sale of the Foundry Services Group and the factory in Cheongju (“Fab 4”) on September 1, 2020. Mr. Kim joined our company in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. Prior to joining our company, Mr. Kim held a variety of senior management roles at several global semiconductor firms. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, multi-core processors, FLASH, EPROM, analog, mixed-signal, sensors, wireless base station, workstations and servers. Immediately before joining our company, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the OCTEON Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded API Networks, a joint venture between Samsung and Compaq, where he served as the head of product management, worldwide sales and business development for Alpha processors. Prior to API Networks, Mr. Kim served as Director of Marketing at Samsung Semiconductor, Inc. from 1996 to 1998. Mr. Kim began his career as a product engineer at Intel Corporation in 1988. Mr. Kim holds B.S. and M. Eng. degrees in Electrical Engineering from Cornell University. Our Board has concluded that Mr. YJ Kim is a valuable member of the Board based on his understanding of our company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.

Shin Young Park, Chief Financial Officer. Ms. Shin Young Park became our Chief Financial Officer in January 2022 and became our Chief Accounting Officer in March 2020. Ms. Park previously served as the Company’s Corporate Controller from November 2018 to February 2020. Prior to that, she served as the SEC Reporting and Accounting Director from April 2015 to October 2018. Before joining the Company in April 2014, from 2005 to March 2014, Ms. Park served in various senior advisory and audit service positions at Deloitte, a public accounting firm. From 2005 to 2009, she worked at Deloitte & Touche in Chicago, Illinois; from 2009 to 2011 and then from 2013 to March 2014, she worked at Deloitte Anjin in Seoul, South Korea; and from 2011 to 2013, she worked at Deloitte in London, U.K. Ms. Park holds a B.A. degree in business administration from Sogang University, Seoul, Korea, and a Master’s degree in hospitality industry studies from New York University.

Theodore Kim, Chief Compliance Officer, General Counsel and Secretary. Mr. Theodore (“Ted”) Kim became our Chief Compliance Officer in May 2015 and became our General Counsel and Secretary in November 2013. Mr. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining Magnachip, Mr. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. Kim was employed by Gibson Dunn, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005, and prior to that, he worked as an associate attorney at Morrison & Foerster, a law firm, from 1997 to 2001. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from University of California, Irvine, and a J.D. degree from University of California, Los Angeles, School of Law.

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

Chan Ho Park, General Manager of Power Solutions. Dr. Chan Ho Park became our General Manager of Power Solutions in June 2020 with over 30 years of hands-on experience in the development of discrete power devices and market insights throughout the power semiconductor industry. Prior to joining our company, he was a senior staff at Vishay Intertechnology Inc. since March, 2014. He developed cutting-edge technology platforms for low voltages MOSFETs having 1.5 giga-cell density and provided high and low side MOSFETs for DrMOS to various power stage solutions. Dr. Park started his professional career in 1986 as a design engineer in the field of BJT, J-FET, and Schottky Diode at Samsung Electronics, located in Bucheon, Korea. Afterwards, he worked for Fairchild Semiconductor in West Jordan, Utah and for Vishay Siliconix in San Jose, California. He rejoined Samsung Electronics, System LSI Business in 2011 as the Vice President of Discrete Development Team, where he led R&D, PE, FAE and high voltage power IC technologies for IGBTs, super-junction MOSFETs, split gate MOSFETs and driver ICs. He received a Ph.D. in Electrical Engineering from KAIST (Korea Advanced Institute of Science and Technology) and a B.S. in Physics from Seoul National University. He is a member of IEEE and a peer reviewer for IEEE transactions on Electron Devices and Electron Device Letters.

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

•	We cannot guarantee that our share repurchase program will be successfully consummated, or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.

•	Provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations. Over the prior two years, increases in demand for semiconductor products resulted in a global shortage of manufacturing capacities. As a result, we experienced increases in the costs to manufacture our products. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. These factors could cause a negative impact on our results of operations. However, we are beginning to see some indicators of improvement of such supply shortage situation. Current global macroeconomic conditions, including COVID-19 pandemic, higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, have led to weaker end-market demand and an oversupply of inventory. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products, particularly our display products, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2022, 2021 and 2020, our ten largest customers accounted for 69.4%, 79.8% and 87.6% of net sales from our standard products business, respectively. For the year ended December 31, 2022, sales to Samsung Display represented 19.0% of net sales from our standard products business and 80.2% of net sales from our Display Solutions business line, and SAMT represented 13.8% of net sales from our standard products business and 18.1% of net sales from our Power Solutions business line. For the year ended December 31, 2021, sales to Samsung Display represented 42.5% of net sales from our standard products business and 89.7% of net sales from our Display Solutions business line, and SAMT represented 10.4% of net sales from our standard products business and 19.8% of net sales from our Power Solutions business line. For the year ended December 31, 2020, sales to Samsung Display represented 56.2% of net sales from our standard products business and 87.5% of net sales from our Display Solutions business line. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products within a short period of time could adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2021 due to a relatively stronger Korean won during the period, while we had a favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2022 due to a relatively weaker Korean won during the period. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the

U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2022, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $311.0 million. Our Dutch subsidiary uses the U.S. dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of December 31, 2022, 485 employees, or approximately 56% of our employees, were represented by the Magnachip Semiconductor Labor Unions. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skills and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea and China. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels, and, while we specify quality standards, we are not able to directly oversee their day-to-day operations and the packaging and testing of our devices. Onboarding of a new subcontractor, including as a result of switching from one subcontractor to another, takes approximately three to six months to verify the subcontractor’s capabilities and an additional six to twelve months to receive approval from our customers to use such subcontractor. We could be adversely affected by political disorders, labor disruptions, public health issues (including viral outbreaks such as COVID-19) and natural disasters where our subcontractors are located due to the time it would take to onboard a new subcontractor. If our semiconductor packagers and test service subcontractors experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems, experience shutdowns or delays associated with public health issues (such as those associated with COVID-19), or decrease the capacity of their operations available to us, our operating results could be adversely affected.

We cooperate with independent foundries to produce certain Display Solutions and Power Solutions products, and the failure of such independent foundries to satisfy our demand could materially disrupt our business.

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

Increases in demand for semiconductor products resulted in a global shortage of manufacturing capacity over the prior two years. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers. These factors could cause a negative impact on our results of operations.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, implements a 15% alternative minimum tax on the adjusted financial statement income of large corporations with average annual financial income exceeding $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The IRA provisions are effective for tax years beginning after December 31, 2022. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least EUR 750 million, which will be effective for fiscal years beginning on January 1, 2024. Additionally, South Korea became one of the first countries to enact minimum tax rules. At this time, we do not anticipate that changes in the tax laws will have a material impact to our consolidated tax provision for the year ending December 31, 2022 or December 31, 2023. We will continue to monitor as new information and guidance becomes available.

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

Additionally, the U.S. has published significant changes to U.S. export control regulations with respect to Russia and China, and we anticipate additional changes to export control regulations in the future. For example, the U.S. government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. The new controls expand the scope of foreign-produced items subject to license requirements for certain entities on the U.S. government’s Entity List. Future changes in the U.S. export control regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export or import of our products, which could have a material impact on our future results of operations and financial condition.

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

We attempt to protect our intellectual property rights, both in the U.S. and in foreign countries, through a combination of patent, trademark, copyright, mask works and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. In particular, the validity, enforceability and scope of protection of intellectual property in China, where we derive a significant portion of our net sales, and certain other countries where we derive net sales, are uncertain and still evolving and historically have not protected, and may not protect in the future, intellectual property rights to the same extent as do the laws and enforcement procedures in the U.S. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Among them is the Act on Remediation and Compensation for Damages arising from Environmental Contamination which came into effect in Korea on January 1, 2016 and provides for strict liability of business entities in violation of the act and alleviates the burden of proof for the damaged party. Further, under the amendment to the Act on the Control and Aggravated Punishment of Environmental Offenses that becomes effective on November 27, 2020, certain environmental offenses such as illegally emitting specified hazardous air pollutants or emitting air pollutants without necessary permits will be subject to penalties of up to 5% of the sales amount generated from the relevant business. Moreover, to effectively respond to environmental crimes, on November 14, 2022, a joint investigation team was established, consisting of experts from both national and local governments, including the prosecutor’s office, the Ministry of Environment. As a result, we have increased potential exposure to liability for environmental contaminations that might have existed in the past or would arise in the future. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

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

Furthermore, the Korean legislature enacted the Framework Act on Carbon Neutrality and Green Growth for Responding to Climate Change (the “Carbon Neutrality Framework Act”) on September 24, 2021. The Carbon Neutrality Framework Act aims to reduce greenhouse gas emissions by more than 35% by 2030 (compared to 2018) and proclaims the achievement of carbon neutrality by 2050 as a national vision. The Carbon Neutrality Framework Act is significant in that it legislates carbon neutrality and greenhouse gas reduction objectives, and enables the central administrative agencies, local governments and public institutions to implement various measures towards such objectives. On March 25, 2022, the Enforcement Decree of the Carbon Neutrality Framework Act (the “Enforcement Decree”) was enacted. The Enforcement Decree aims to provide details required for the execution of items prescribed under the Carbon Neutrality Framework Act. The key provisions of the Enforcement Decree include those setting the mid- to long-term greenhouse gas reduction goal at 40% and implementing the climate change impact assessment scheme. It is anticipated that the Carbon Neutrality Framework Act, which aims to promote the harmonious development of the economy and the environment in conjunction with active greenhouse gas reduction measures, will serve as the foundation for the government’s climate change response policy going forward.

Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.

Enacted on January 26, 2021 and effective as of January 27, 2022 in Korea, the SAPA will impose enhanced liability exposure for workplace accidents. The legislative goal of the SAPA is to prevent serious accidents by prescribing punishments and punitive damages liability for business owners or responsible management personnel who have violated safety and health measures in the event of such serious accidents (serious industrial accidents and serious civil accidents). Since the law applies to businesses in Korea with 50 or more full-time employees starting from January 27, 2022, our Korean subsidiary becomes subject to the law after the effective date. According to the SAPA, if a serious occupational accident occurs that results in at least one deceased person, at least two persons wounded for six months or more, or at least three persons suffering from occupational diseases within a one year period, if the “business owners or responsible management personnel” of the relevant business place is found to have failed to perform its “obligation to secure safety and health,” that person may be subject to imprisonment for up to 7 year or a fine of up to KRW 100 million (in case of death, imprisonment for not less than 1 year or a fine of not less than KRW 1 billion). Additionally, if there was negligence of the company in giving due attention and supervision to prevent such accident, the company will be subject to a fine up to KRW 5 billion under joint penalty provisions. Relevant responsible management personnel will also be required to spend more time, effort and cost to comply with the SAPA and perform the necessary additional duties imposed by the law to ensure compliance.

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

As a result of COVID-19, including the emergence of various variants, governments in affected countries have imposed travel bans, quarantines and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial business restrictions and lockdown measures and may continue to impose similar policies in the future from time to time in response to further outbreaks of the virus. Private sector companies have also taken precautionary measures, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions have had, and these and future prevention and mitigation measures, may continue to have, an adverse impact on global economic conditions, which could materially adversely affect our future operations.

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

Most of our subsidiaries are organized or incorporated outside of the U.S. and some of our directors and executive officers as well as our independent auditors are organized or reside outside of the U.S. Most of our and our subsidiaries’ assets are located outside of the U.S. and in particular, in Korea. Accordingly, any judgment obtained in the U.S. against us or our subsidiaries may not be collectible in the U.S. As a result, it may not be possible for you to effect service of process within the U.S. upon these persons or to enforce against them or us court judgments obtained in the U.S. that are predicated upon the civil liability provisions of the federal securities laws of the U.S. or of the securities laws of any state of the U.S. In particular, there is doubt as to the enforceability in Korea or any other jurisdictions outside the U.S., either in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated on the federal securities laws of the U.S. or the securities laws of any state of the U.S.

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

•

applicable law, including any restrictions under Korean law that may be imposed on our Korean subsidiary that would restrict its ability to make payments on intercompany loans from our Dutch subsidiary.

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

On December 21, 2021, the Board of Directors authorized us to repurchase up to $75.0 million of our outstanding common stock and we entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37.5 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid JPM $37.5 million in cash and received an initial delivery of 994,695 shares of our common stock. Upon final settlement of the ASR Agreement, we received an additional 1,031,576 shares of common stock from JPM. On August 31, 2022, the Board of Directors authorized an expansion of our previously announced stock repurchase program from $75 million to $87.5 million of our common stock. The remaining $50 million of the expanded $87.5 million program was planned to be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, we established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. The IRA enacted in August 2022 imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. We are assessing the potential impact of the stock repurchase excise tax. Based on our preliminary assessment, we do not expect a material impact on our overall share repurchase program or our consolidated financial statements.

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13. Stockholders’ Equity and Stock-Based Compensation” for more information.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations take place in a single fabrication facility located in Korea in Gumi. Our facility has a capacity of approximately 36,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.35 to 0.50 microns. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

All of our assembly, test and packaging services for our Display Solutions business and for our Power Solutions business are outsourced with the balance handled in-house. The independent providers of these outsourced services are located in Korea and China. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 29, 2017 (the last trading day before the beginning of our fifth preceding fiscal year) through December 30, 2022. The graph assumes that $100 was invested on December 29, 2017 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 30, 2022.

Comparison of Cumulative Total Return*

Among Magnachip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022
Magnachip Semiconductor Corporation	100	62.41	116.68	135.88	210.75	94.37
S&P 500 Index	100	93.76	121.85	140.49	178.27	143.61
Philadelphia Semiconductor Index	100	92.19	147.61	223.10	314.93	202.08

Holders

The approximate number of record holders of our outstanding common stock as of February 10, 2023 was 70. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Issuer Purchases of Equity Securities

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
October 2022	403,823	$10.24	403,823	$42,625
November 2022	314,041	$9.65	314,041	$39,195
December 2022	193,143	$8.83	193,143	$37,489

Total	911,007	$9.74	911,007	$37,489

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

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13. Stockholders’ Equity and Stock-Based Compensation” in this Report for a description of the Accelerated Stock Repurchase Program.

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

The following section generally discusses our financial condition and results of operations for our fiscal year ended December 31, 2022 (“fiscal year 2022”) compared to our fiscal year ended December 31, 2021 (“fiscal year 2021”). A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to our fiscal year ended December 31, 2020 (“fiscal year 2020”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022.

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

Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automotives, entertainment devices, IT applications such as monitors, notebook PCs, tablet PC and TVs applied with liquid crystal display (LCD), organic light emitting diodes (OLED) and Micro light emitting diode (Micro LED) panel. Since 2007, we have designed and manufactured OLED display driver integrated circuit (IC) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to UHD (Ultra High Definition) for a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs.

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

Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external 12-inch foundries starting in the second half of 2015 and we have started outsourcing 8-inch wafer for OLED TV IC after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly under the current global shortage of foundry services. Although we are working strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.

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

Recent Developments

Expanded Stock Repurchase Program

On August 31, 2022, our Board of Directors authorized an expansion of the previously announced stock repurchase program from $75.0 million to $87.5 million of our common stock. We have already repurchased shares worth $37.5 million under the program through an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association. The remaining $50.0 million of the expanded $87.5 million program has been and will be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, we have established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

From September 2022 to December 2022, we repurchased 1,235,650 shares of our common stock in the open market for an aggregate purchase price of $12.5 million and a price per share of $10.13 under the stock repurchase program.

Global Semiconductor Industry Trends

Increases in demand for semiconductor products resulted in a global shortage of manufacturing capacity over the prior two years. As a result, we may experience increased costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. Specifically, if we are unable to secure manufacturing capacity from the external foundries we rely on, our ability to deliver products to our customers may be negatively impacted. Also, shortage of manufacturing capacity may lead to an increase in our manufacturing costs. Our principal pricing strategy is to pass on the increased manufacturing costs to our customers; however, we may not be fully able to do this in all cases. Total revenues for the years ended December 31, 2022 and 2021 were severely impacted by these persisting supply shortages, in particular for 28nm

12-inch OLED wafers, which impacted design-in projects from our large panel customer in Korea that are typically given 9 to 12 months in advance.

In an effort to minimize the potential adverse impact of the supply shortage, we continue to work strategically with certain external foundries to help ensure long-term wafer capacity. If these efforts are unsuccessful, however, such shortage could limit our ability to meet demand for our products in the future, which would adversely affect our reputation and competitive position, resulting in a negative impact on results of operations.

We are not able to foresee when the shortage of manufacturing capacity will subside, but we are beginning to see some indicators of improvement of such supply shortage situation. However, the global shortage for semiconductor products over the prior two years has led to overbooking backordered demand and oversupply. As a result, the current global macroeconomic conditions, including COVID-19 pandemic, higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, have led to weaker end-market demand and an oversupply of inventory. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

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

We experienced some minor disruption in our Power Solutions business line from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the COVID-19 pandemic. To date, our external Display Solutions business line contractors and sub-contractors have not been materially impacted by the COVID-19 pandemic. We are, however, unable to accurately predict the full impact that the COVID-19 pandemic will have on future results of operations due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 pandemic, such as new strains of the virus that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain the COVID-19 pandemic or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of our customers and suppliers were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, the Bureau of Industry and Security brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. Based on our understanding of the current U.S. Export Regulations and related rules, we do not anticipate that they will have a material impact on our business. Additional changes to the U.S. Export Regulations are expected, but the scope or timing of such changes is unknown. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income

We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation gain, net, (iv) inventory reserve related to Huawei impact of downstream trade restrictions, (v) merger-related income, net and (vi) other charges, net. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax expense, and depreciation and amortization.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income or any other performance measure derived in accordance with U.S GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(Dollars in millions)
Net income (loss)	$(8.0)	$56.7
Interest income	(6.0)	(2.6)
Interest expense	1.2	1.4
Income tax expense	5.2	17.3
Depreciation and amortization	15.0	14.2

EBITDA	$7.3	$87.0
Adjustments:
Equity-based compensation expense(a)	6.0	7.7
Foreign currency loss, net(b)	3.0	11.9
Derivative valuation gain, net(c)	(0.1)	(0.1)
Inventory reserve related to Huawei impact of downstream trade restrictions(d)	—	(1.5)
Merger-related income, net(e)	—	(35.5)
Other charges, net(f)	3.3	1.3

Adjusted EBITDA	$19.5	$70.7

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

(d)

For the year ended December 31, 2021, this adjustment eliminates the impact of sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, as these reserved inventories were subsequently sold to certain other customers. As this charge and the timing of its reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(e)

For the year ended December 31, 2021, this adjustment eliminates $70.2 million income from the recognition of a reverse termination fee as a result of the termination of the merger transaction, which was offset in part by a $34.7 million of professional service fees and expenses incurred in connection with the contemplated merger transaction that was terminated in December 2021. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(f)

For the year ended December 31, 2022, this adjustment eliminates $2.8 million of one-time employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the year ended December 31, 2021, this adjustment eliminates $3.4 million non-recurring professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by $1.4 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi, and $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter of 2021. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income or any other performance measure derived in accordance with

U.S GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense, (ii) inventory reserve related to Huawei impact of downstream trade restrictions, (iii) merger-related income, net and (iv) other charges, net.

The following table summarizes the adjustments to operating income (loss) that we make in order to calculate Adjusted Operating Income for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(Dollars in millions)
Operating income (loss)	$(5.2)	$83.4
Adjustments:
Equity-based compensation expense(a)	6.0	7.7
Inventory reserve related to Huawei impact of downstream trade restrictions(b)	—	(1.5)
Merger-related income, net(c)	—	(35.5)
Other charges, net(d)	3.3	2.0

Adjusted Operating Income	$4.1	$56.1

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

(b)

For the year ended December 31, 2021, this adjustment eliminates the impact of sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, as these reserved inventories were subsequently sold to certain other customers. As this charge and the timing of its reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.

(c)

For the year ended December 31, 2021, this adjustment eliminates $70.2 million income from the recognition of a reverse termination fee as a result of the termination of the merger transaction, which was offset in part by a $34.7 million of professional service fees and expenses incurred in connection with the contemplated merger transaction that was terminated in December 2021. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(d)

For the year ended December 31, 2022, this adjustment eliminates $2.8 million of one-time employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the year ended December 31, 2021, this adjustment eliminates $3.4 million non-recurring professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by $1.4 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

We present Adjusted Net Income (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (including on a per share basis) by adjusting income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income or any other performance measure derived in accordance with U.S GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation gain, net, (iv) inventory reserve related to Huawei impact of downstream trade restrictions, (v) merger-related income, net, (vi) other charges, net and (vii) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to income (loss) that we make in order to calculate Adjusted Net Income (including on a per share basis) for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021(h)
	(Dollars in millions, except per share data)
Net income (loss)	$(8.0)	$56.7
Adjustments:
Equity-based compensation expense(a)	6.0	7.7
Foreign currency loss, net(b)	3.0	11.9
Derivative valuation gain, net(c)	(0.1)	(0.1)
Inventory reserve related to Huawei impact of downstream trade restrictions(d)	—	(1.5)
Merger-related income, net(e)	—	(35.5)
Other charges, net(f)	3.3	1.3
Income tax effect on non-GAAP adjustments(g)	4.6	9.7

Adjusted Net Income(h)	$8.8	$50.2

Reported earnings (loss) per share—basic	$(0.18)	$1.26
Reported earnings (loss) per share—diluted	$(0.18)	$1.21
Weighted average number of shares—basic	44,850,791	44,879,412
Weighted average number of shares—diluted	44,850,791	47,709,373
Adjusted earnings per share—basic	$0.20	$1.12
Adjusted earnings per share—diluted	$0.19	$1.07
Weighted average number of shares—basic	44,850,791	44,879,412
Weighted average number of shares—diluted	45,795,559	47,709,373

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

(d)

For the year ended December 31, 2021, this adjustment eliminates the impact of sales of inventories for which excess and obsolete reserves were previously recognized in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, as these reserved inventories were subsequently sold to certain other customers. As this charge and the timing of its reversal meaningfully impacted our operational results and are not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge and related reversal are excluded.
(e)

For the year ended December 31, 2021, this adjustment eliminates $70.2 million income from the recognition of a reverse termination fee as a result of the termination of the merger transaction, which was offset in part by a $34.7 million of professional service fees and expenses incurred in connection with the contemplated merger transaction that was terminated in December 2021. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(f)

For the year ended December 31, 2022, this adjustment eliminates $2.8 million of one-time employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the year ended December 31, 2021, this adjustment eliminates $3.4 million non-recurring professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by $1.4 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi, and $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter of 2021. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(g)

For the years ended December 31, 2022 and 2021, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments. For the year ended December 31, 2022, income tax effect on non-GAAP adjustments related to our Korean subsidiary and the U.S parent entity were $6.2 million and negative $1.7 million, respectively. For the year ended December 31, 2021, income tax effect on non-GAAP adjustments related to our Korean subsidiary and the U.S parent entity were $2.8 million and $6.9 million, respectively.

(h)

The adjustment for GAAP and cash tax expense difference in connection with the release of valuation allowances will no longer be an adjustment included in this non-GAAP financial measure. The reconciliation for the year ended December 31, 2021 presented above has been recast to reflect the removal of this adjustment in accordance with Securities and Exchange Commission guidance.

We believe that all adjustments to income (loss) used to calculate Adjusted Net Income was applied consistently to the periods presented.

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

Factors Affecting Our Results of Operations

Net Sales. We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of mobile OLED products to external 12-inch foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan, Taiwan and Greater China. Our network of authorized agents and distributors is in the U.S., Europe and the Asia Pacific region.

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2022 and 2021, we sold products to 175 and 177 customers, respectively, and our net sales to our ten largest customers represented 69% and 80% of our net sales—standard products business, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2022, approximately 97% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. We depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to 3 to 12 years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2022, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $311.0 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth consolidated results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business	$301.9	89.4%	$433.1	91.3%	$(131.2)
Net sales—transitional Fab 3 foundry services	35.8	10.6	41.1	8.7	(5.4)

Total revenues	337.7	100.0	474.2	100.0	(136.6)
Cost of sales
Cost of sales—standard products business	202.3	59.9	283.5	59.8	(81.2)
Cost of sales—transitional Fab 3 foundry services	34.0	10.1	37.2	7.8	(3.1)

Total cost of sales	236.4	70.0	320.7	67.6	(84.3)

Gross profit	101.3	30.0	153.5	32.4	(52.3)
Selling, general and administrative expenses	50.9	15.1	52.4	11.1	(1.6)
Research and development expenses	52.3	15.5	51.2	10.8	1.1
Merger-related income, net	—	—	(35.5)	(7.5)	35.5
Other charges, net	3.3	1.0	2.0	0.4	1.3

Operating income (loss)	(5.2)	(1.6)	83.4	17.6	(88.7)
Interest income	6.0	1.8	2.6	0.6	3.4
Interest expense	(1.2)	(0.3)	(1.4)	(0.3)	0.2
Foreign currency loss, net	(3.0)	(0.9)	(11.9)	(2.5)	8.8
Others, net	0.6	0.2	1.2	0.2	(0.6)

	2.4	0.7	(9.4)	(2.0)	11.8

Income (loss) before income tax expense	(2.9)	(0.9)	74.0	15.6	(76.8)
Income tax expense	5.2	1.5	17.3	3.6	(12.1)

Net income (loss)	$(8.0)	(2.4)%	$56.7	12.0%	$(64.7)

Results by business line

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business
Display Solutions	71.4	21.2	205.3	43.3	(133.9)
Power Solutions	230.5	68.3	227.8	48.0	2.7

Total standard products business	301.9	89.4	433.1	91.3	(131.2)
Net sales—transitional Fab 3 foundry services	35.8	10.6	41.1	8.7	(5.4)

Total revenues	$337.7	100.0%	$474.2	100.0%	$(136.6)

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit—standard products business	99.5	33.0	149.6	34.5	(50.0)
Gross profit—transitional Fab 3 foundry services	1.7	4.8	3.9	9.6	(2.2)

Total gross profit	$101.3	30.0%	$153.5	32.4%	$(52.3)

Revenues

Total revenues were $337.7 million for the year ended December 31, 2022, a $136.6 million, or 28.8%, decrease compared to $474.2 million for the year ended December 31, 2021. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $301.9 million for the year ended December 31, 2022, a $131.2 million, or 30.3%, decrease compared to $433.1 million for the year ended December 31, 2021. Net sales from our Display Solutions business line was significantly decreased due primarily to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from a slowdown in the Chinese smartphone market, and a lack of secured manufacturing capacity (in particular for 28nm 12-inch OLED wafers) at external 12-inch foundries, which was offset in part by a higher demand for our OLED TV display driver ICs and auto-LCD display driver ICs. The slight increase in net sales from our Power Solutions business line was attributable to a strong demand for power products such as high-end MOSFETs for computing and lighting solutions, and IGBTs mainly for solar inverters, which was offset in part by a lower demand for MOSFETs primarily for smartphones and e-bikes.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $35.8 million and $41.1 million for the years ended December 31, 2022 and 2021, respectively.

Gross Profit

Total gross profit was $101.3 million for the year ended December 31, 2022 compared to $153.5 million for the year ended December 31, 2021, representing a $52.3 million, or 34.0%, decrease. Gross profit as a percentage of total revenues for the year ended December 31, 2022 decreased to 30.0% compared to 32.4% for the year ended December 31, 2021. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to the decrease in gross profit and gross profit as a percentage of net sales from our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $99.5 million for the year ended December 31, 2022, representing a $50.0 million, or 33.5%, decrease from $149.6 million for the year ended December 31, 2021. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our Display Solutions business line as explained above. Gross profit as a percentage of net sales for the year ended December 31, 2022 decreased to 33.0% compared to 34.5% for the year ended December 31, 2021. The decrease in gross profit as a percentage of net sales was primarily attributable to certain inventory reserves and scrap cost related to 12-inch display products resulted from lower demand for China smartphones.

Net Sales—Standard Products Business by Geographic Region

We report net sales—standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$105.3	34.9%	$113.8	26.3%	$(8.5)
Asia Pacific (other than Korea)	179.6	59.5	306.3	70.7	(126.8)
United States	10.4	3.4	6.1	1.4	4.3
Europe	6.7	2.2	5.7	1.3	1.0
Others	—	—	1.2	0.3	(1.2)

	$301.9	100.0%	$433.1	100.0%	$(131.2)

Net sales—standard products business in Korea for the year ended December 31, 2022 decreased from $113.8 million to $105.3 million compared to the year ended December 31, 2021, or by $8.5 million, or 7.5%, primarily due to weaker demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and smartphone applications, which was offset in part by an increase in revenue from our mobile OLED display driver ICs in the first half of 2022 and OLED TV display driver ICs.

Net sales—standard products business in the Asia Pacific for the year ended December 31, 2022 decreased from $306.3 million to $179.6 million compared to the year ended December 31, 2021, or by $126.8 million, or 41.4%, primarily due to a significant decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from a slowdown in the Chinese smartphone market, and a lack of secured manufacturing capacity (in particular for 28nm 12-inch OLED wafers) at external 12-inch foundries, which was offset in part by a higher demand for power products such as high-end MOSFETs, primarily for computing, and IGBTs mainly for solar inverters. The increased demand for our auto-LCD display driver ICs also favorably affected this year.

Net sales—standard products business in the U.S. for the year ended December 31, 2022 increased from $6.1 million to $10.4 million compared to the year ended December 31, 2021, or by $4.3 million, or 71.3%, primarily due to a change in billing location of a global customer who offers lighting solutions combined with the increase of high-end MOSFET design wins with the customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $50.9 million, or 15.1% of total revenues for the year ended December 31, 2022, compared to $52.4 million, or 11.1% of total revenues for the year ended December 31, 2021. The decrease of $1.6 million, or 3.0%, was primarily attributable to a net decrease in estimated employee compensation reflecting the current year’s financial performance, and a decrease in running royalties recognized based on the sale of certain mobile OLED display driver ICs.

Research and Development Expenses. Research and development expenses were $52.3 million, or 15.5% of total revenues for the year ended December 31, 2022, compared to $51.2 million, or 10.8%, of total revenues for the year ended December 31, 2021. The increase of $1.1 million, or 2.2%, was primarily attributable to an increase in outside service fees, including those for software design tools.

Merger-related Income, Net. For the year ended December 31, 2021, we recorded a $70.2 million income from the recognition of a reverse termination fee as a result of the termination of the merger transaction, which was offset in part by a $34.7 million of professional service fees and expenses incurred in connection with the contemplated merger transaction that was terminated in December 2021.

Other Charges, Net. For the year ended December 31, 2022, we recorded a $2.8 million of one-time employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi. For the year ended December 31, 2021, we recorded a $3.4 million of non-recurring professional service fees and expenses incurred in connection with the regulatory requests, which was offset in part by a $1.4 million gain on sale of certain legacy equipment of the closed back-end line in our fabrication facility in Gumi.

Operating Income (Loss)

As a result of the foregoing, operating loss of $5.2 million was recorded for the year ended December 31, 2022 compared to operating income of $83.4 million the year ended December 31, 2021. The decrease in operating income of $88.7 million resulted primarily from a $52.3 million decrease in gross profit and a $35.5 million net decrease in merger-related income.

Other Income (Expense)

Interest Income. Interest income was $6.0 million and $2.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase of $3.4 million, or 129.2%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from the favorable financial market environment.

Interest Expense. Interest expense was $1.2 million and $1.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the year ended December 31, 2022 was $3.0 million compared to net foreign currency loss of $11.9 million for the year ended December 31, 2021. The net foreign currency losses for the years ended December 31, 2022 and 2021 were due to the depreciation in the value of the Korean won relative to the U.S. dollar during each period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2022 and 2021, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $311.0 million and $344.4 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income and gains and losses from valuation of derivatives which were designated as hedging instruments. Others, net for the years ended December 31, 2022 and 2021 was $0.6 million and $1.2 million, respectively. Others, net for the year ended December 31, 2021, included a $0.7 million legal settlement gain related to certain expenses incurred in prior periods in connection with our legacy Fab 4 (which was sold during the year ended December 31, 2020) and awarded in the third quarter of 2021.

Income Tax Expense

We are subject to income taxes in the U.S. and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

We recorded a $5.2 million income tax expense for the year ended December 31, 2022, which is primarily composed of income tax expense from our Korean subsidiary due mainly to its realized foreign currency gains resulting in taxable income for the year, and this expense was partially offset by income tax benefit from our Dutch subsidiary. The Dutch subsidiary’s tax benefit was mainly attributable to the reversal of withholding tax with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary.

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

Net Income (Loss)

As a result of the foregoing, net loss of $8.0 million was recorded for the year ended December 31, 2022 compared to net income of $56.7 million for the year ended December 31, 2021. As discussed above, the $64.7 million decrease in net income was primarily attributable to an $88.7 million decrease in operating income, which was offset in part by a $12.1 million decrease in income tax expense, an $8.8 million improvement in net foreign currency loss and a $3.4 million increase in interest income.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2022, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of December 31, 2022, the outstanding obligation of this arrangement is approximately $24.8 million for remaining service term through 2028.

As of December 31, 2022, cash and cash equivalents held by our Korean subsidiary were $207.9 million, which represents 92% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

Year ended December 31, 2022 compared to year ended December 31, 2021

As of December 31, 2022, our cash and cash equivalents balance was $225.5 million, a $54.1 million decrease compared to $279.5 million as of December 31, 2021.

Cash inflow provided by operating activities totaled $5.2 million for the year ended December 31, 2022, compared to $87.7 million of cash inflow provided by operating activities for the year ended December 31, 2021.

The net operating cash inflow for the year ended December 31, 2022 reflects our net loss of $8.0 million, as adjusted favorably by $57.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency loss and stock-based compensation, and net unfavorable impact of $44.4 million from changes of operating assets and liabilities.

Our working capital balance as of December 31, 2022 was $290.6 million compared to $323.6 million as of December 31, 2021. The $33.0 million decrease was primarily attributable to a $54.1 million decrease in cash and cash equivalents and a $18.0 million decrease in other receivables mainly resulted from receipt of reverse termination fee, which was offset in part by a $19.6 million decrease in accounts payable, a $10.4 million decrease in accrued expenses and a $4.9 million increase in advance payments to certain suppliers, including external foundries to meet our planned production.

Cash outflow used in investing activities totaled $24.9 million for the year ended December 31, 2022, compared to a $31.4 million of cash outflow used in investing activities for the year ended December 31, 2021. The $6.5 million decrease in cash outflow was attributable to an $8.8 million decrease in purchase of property, plant and equipment, which was offset in part by a $1.9 million net increase in hedge collateral and a $0.9 million decrease in proceeds from disposal of property, plant and equipment.

Cash outflow used in financing activities totaled $12.7 million for the year ended December 31, 2022, compared to $35.5 million of cash outflow used in financing activities for the year ended December 31, 2021. The financing cash outflow for the year ended December 31, 2022 was primarily attributable to a payment of $12.1 million for the repurchases of our common stock in 2022 pursuant to our stock repurchase program and a payment of $1.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset in part by $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options. The financing cash outflow for the year ended December 31, 2021 was primarily attributable to a payment of $37.5 million for accelerated stock repurchase program and a payment of $1.7 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset in part by $4.3 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the year ended December 31, 2022, capital expenditures for property, plant and equipment were $23.4 million, an $8.8 million, or 27.4%, decrease from $32.2 million for the year ended December 31, 2021. The capital expenditures for the years ended December 31, 2022 and 2021 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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

The gross amount of inventory reserves charged to cost of sales totaled $13.3 million and $7.6 million in the fiscal years ended December 31, 2022 and 2021, respectively. The new cost base related to the sale of inventory that was previously written down totaled $3.6 million and $5.3 million in the fiscal years ended December 31, 2022 and 2021, respectively.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2022 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.7 million in our U.S. dollar financial instruments and cash balances.

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
To the
Board of Directors and Stockholders of
Magnachip Semiconductor Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnachip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 16 to the consolidated financial statements, the Company has net deferred tax assets of $38.3 million, including a valuation allowance of $84.6 million, as of December 31, 2022. Management determines deferred tax assets and liabilities based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
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
Seoul, Korea February 22, 2023
We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$225,477	$279,547
Accounts receivable, net	35,380	50,954
Inventories, net	39,883	39,370
Other receivables (Note 18)	7,847	25,895
Prepaid expenses	10,560	7,675
Hedge collateral (Note 10)	2,940	3,060
Other current assets (Note 1)	15,766	2,619

Total current assets	337,853	409,120
Property, plant and equipment, net	110,747	107,882
Operating lease right-of-use assets	5,265	4,275
Intangible assets, net	1,930	2,377
Long-term prepaid expenses	10,939	8,243
Deferred income taxes (Note 16)	38,324	41,095
Other non-current assets	11,587	10,662

Total assets	$516,645	$583,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,998	$37,593
Other accounts payable	9,702	6,289
Accrued expenses (Note 9)	9,688	20,071
Accrued income taxes	3,154	11,823
Operating lease liabilities	1,397	2,323
Other current liabilities	5,306	7,382

Total current liabilities	47,245	85,481
Accrued severance benefits, net	23,121	33,064
Non-current operating lease liabilities	4,091	1,952
Other non-current liabilities	14,035	10,395

Total liabilities	88,492	130,892

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,432,449 shares issued and 43,824,575 outstanding at December 31, 2022 and 55,905,320 shares issued and 45,659,304 outstanding at December 31, 2021	564	559
Additional paid-in capital	266,058	241,197
Retained earnings	335,506	343,542
Treasury stock, 12,607,874 shares at December 31, 2022 and 10,246,016 shares at December 31, 2021, respectively	(161,422)	(130,306)
Accumulated other comprehensive loss	(12,553)	(2,230)

Total stockholders’ equity	428,153	452,762

Total liabilities and stockholders’ equity	$516,645	$583,654

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales—standard products business	$301,896	$433,099	$465,519
Net sales—transitional Fab 3 foundry services	35,762	41,131	41,540

Total revenues	337,658	474,230	507,059
Cost of sales:
Cost of sales—standard products business	202,347	283,503	338,420
Cost of sales—transitional Fab 3 foundry services	34,047	37,184	40,322

Total cost of sales	236,394	320,687	378,742

Gross profit	101,264	153,543	128,317
Operating expenses:
Selling, general and administrative expenses	50,872	52,440	49,974
Research and development expenses	52,338	51,212	45,698
Merger-related costs (income), net	—	(35,527)	653
Early termination and other charges, net	3,298	2,011	4,976

Total operating expenses	106,508	70,136	101,301

Operating income (loss):	(5,244)	83,407	27,016
Interest income	5,980	2,609	2,740
Interest expense	(1,157)	(1,371)	(18,147)
Foreign currency loss, net	(3,019)	(11,853)	(382)
Loss on early extinguishment of borrowings	—	—	(766)
Other income, net	561	1,177	370

Income (loss) from continuing operations before income tax expense (benefit)	(2,879)	73,969	10,831
Income tax expense (benefit)	5,157	17,261	(46,228)

Income (loss) from continuing operations	(8,036)	56,708	57,059
Income from discontinued operations, net of tax	—	—	287,906

Net income (loss)	$(8,036)	$56,708	$344,965

Basic earnings (loss) per common share—
Continuing operations	$(0.18)	$1.26	$1.62
Discontinued operations	—	—	8.18

Total	$(0.18)	$1.26	$9.80

Diluted earnings (loss) per common share—
Continuing operations	$(0.18)	$1.21	$1.35
Discontinued operations	—	—	6.19

Total	$(0.18)	$1.21	$7.54

Weighted average number of shares—
Basic	44,850,791	44,879,412	35,213,525
Diluted	44,850,791	47,709,373	46,503,586
The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands of U.S. dollars)
Net income (loss)	$(8,036)	$56,708	$344,965

Other comprehensive income (loss)
Foreign currency translation adjustments	(10,558)	(2,839)	6,274
Derivative adjustments
Fair valuation of derivatives	(8,279)	(3,913)	1,452
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	8,514	819	(1,363)

Total other comprehensive income (loss)	(10,323)	(5,933)	6,363

Total comprehensive income (loss)	$(18,359)	$50,775	$351,328

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)

Stock-based compensation	—	—	6,699	—	—	—	6,699
Exercise of stock options	510,648	5	3,913	—	—	—	3,918
Settlement of restricted stock units	581,215	6	(6)	—	—	—	—
Acquisition of treasury stock	(108,828)	—	—	—	(1,364)	—	(1,364)
Other comprehensive income, net	—	—	—	—	—	6,363	6,363
Net income	—	—	—	344,965	—	—	344,965

Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600

Stock-based compensation	—	—	7,704	—	—	—	7,704
Exchange of exchangeable senior note	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	336,870	3	4,276	—	—	—	4,279
Settlement of restricted stock units	480,465	5	(5)	—	—	—	—
Accelerated stock repurchase	(994,695)	—	(17,427)	—	(20,073)	—	(37,500)
Acquisition of treasury stock	(90,814)	—	—	—	(1,836)	—	(1,836)
Other comprehensive loss, net	—	—	—	—	—	(5,933)	(5,933)
Net income	—	—	—	56,708	—	—	56,708

Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762

Stock-based compensation	—	—	6,037	—	—	—	6,037
Exercise of stock options	152,326	1	1,785	—	—	—	1,786
Settlement of restricted stock units	374,803	4	(178)	—	—	—	(174)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Acquisition of treasury stock	(1,330,282)	—	—	—	(13,899)	—	(13,899)
Other comprehensive loss, net	—	—	—	—	—	(10,323)	(10,323)
Net loss	—	—	—	(8,036)	—	—	(8,036)

Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$(8,036)	$56,708	$344,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,000	14,239	16,481
Provision for severance benefits	6,289	8,282	16,743
Amortization of debt issuance costs and original issue discount	—	261	2,220
Loss (gain) on foreign currency, net	19,729	32,432	(23,233)
Provision for inventory reserves	9,574	2,244	3,695
Stock-based compensation	6,037	7,704	6,699
Loss on early extinguishment of borrowings	—	—	766
Gain on sale of discontinued operations	—	—	(287,117)
Deferred income tax assets	278	918	(44,441)
Other, net	664	(613)	217
Changes in operating assets and liabilities
Accounts receivable, net	10,276	7,505	(19,268)
Unbilled accounts receivable, net	—	—	14,260
Inventories	(12,626)	(5,939)	(816)
Other receivables	18,146	(21,538)	6,954
Other current assets	(4,150)	12,397	13,561
Accounts payable	(16,325)	(11,437)	4,907
Other accounts payable	(9,410)	(7,798)	(12,000)
Accrued expenses	(7,228)	4,637	(26,201)
Accrued income taxes	(8,400)	(1)	10,825
Deferred revenue	(1,261)	(131)	2,174
Other current liabilities	(645)	1,445	279
Other non-current liabilities	749	(1,398)	3,521
Contributions to severance insurance deposit accounts	(7,899)	(5,688)	(11,921)
Payment of severance benefits	(6,012)	(6,679)	(12,076)
Other, net	415	193	(3,724)

Net cash provided by operating activities	5,165	87,743	7,470
Cash flows from investing activities
Proceeds from settlement of hedge collateral	15,232	5,214	13,762
Payment of hedge collateral	(15,282)	(3,349)	(8,839)
Proceeds from disposal of property, plant and equipment	550	1,446	65
Purchase of property, plant and equipment	(23,394)	(32,212)	(36,100)
Payment for intellectual property registration	(390)	(614)	(741)
Collection of guarantee deposits	—	3,192	1,024
Payment of guarantee deposits	(2,381)	(5,001)	(1,236)
Proceeds from sale of discontinued operations	—	—	350,553
Other, net	737	(114)	(6)

Net cash provided by (used in) investing activities	(24,928)	(31,438)	318,482
Cash flows from financing activities
Repayment of borrowings	—	—	(224,250)
Proceeds from exercise of stock options	1,786	4,279	3,918
Acquisition of treasury stock	(13,960)	(1,653)	(1,125)
Acquisition of stock under accelerated stock repurchase agreement	—	(20,073)	—
Payment under accelerated stock repurchase agreement	—	(17,427)	—
Repayment of financing related to water treatment facility arrangement	(500)	(563)	(546)
Others	(70)	(107)	(278)

Net cash used in financing activities	(12,744)	(35,544)	(222,281)
Effect of exchange rates on cash and cash equivalents	(21,563)	(21,154)	24,612

Net increase (decrease) in cash and cash equivalents	(54,070)	(393)	128,283
Cash and cash equivalents at beginning of period	279,547	279,940	151,657

Cash and cash equivalents at end of period	$225,477	$279,547	$279,940

Supplemental cash flow information
Cash paid for interest	$—	$2,094	$22,221
Cash paid for income taxes	$18,988	$12,672	$23,056
Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$190	$747	$—
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$387	$826	$643
Unsettled common stock repurchases	$378	$—	$—
Exchange of exchangeable senior notes into common stock	$—	$83,740	$—
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
On September 1, 2020 (the “Closing Date”), the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4” to Key Foundry Co., Ltd. (the “Buyer”), a Korean corporation, in exchange for a purchase price equal to approximately $350.6 million in cash, pursuant to the terms of a business transfer agreement (the “Business Transfer Agreement”) dated March 31, 2020 by and among the Company and Magnus Semiconductor, LLC, a Korean limited liability company (“Magnus”). The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately $100 million. The Buyer is a wholly owned subsidiary of Magnus, which was established by Alchemist Capital Partners Korea Co., Ltd. and Credian Partners, Inc. On April 20, 2020, Magnus assigned, and the Buyer assumed, all rights and obligations of Magnus under the Business Transfer Agreement. This divestiture of the Foundry Services Group business and Fab 4 was made in connection with the Company’s strategic shift of its operational focus to its standard products business. The Foundry Services Group was historically a reportable segment. The Foundry Services Group business was classified as discontinued operations in the Company’s consolidated statements of operations and excluded from both continuing operations and segment results for the 2020 fiscal year. Accordingly, the Company has one reportable segment, its standard products business, together with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3,” that it expects to perform for the Buyer for a period of up to three years from the Closing Date (the “Transitional Fab 3 Foundry Services”).
The Company’s standard products business includes its Display Solutions and Power Solutions business lines. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing, servers, automotive, and industrial applications.
Basis of Presentation
The consolidated financial statements are presented in accordance with U.S. GAAP.
Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.
The consolidated statement of cash flows for the 2020 fiscal year has not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of the cash flow relating to discontinued operations for the same period are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations. See Note 2 “Discontinued Operations” for additional information.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, stock-based compensation, property, plant and equipment, leases, other long-lived assets, long-term employee benefits, contingencies liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests, and calculation of current and deferred income taxes and deferred tax valuation allowances, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates. The Company assessed the impact of
COVID-19
on the estimates and assumptions to the extent applicable, and determined that there was no material impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020. However, the Company is not able to predict with certainty the future impact of
COVID-19
on its estimates and assumptions due to the rapidly changing nature of the
COVID-19
pandemic.
Discontinued Operations
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standards Codification (“ASC”) 205, “Presentation of Financial Statements” (“ASC 205”) and ASC 360, “Property, Plant and Equipment” (“ASC 360”). The results of discontinued operations are reported in “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the year ended December 31, 2020 commencing in the period in which the business meets the criteria.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $6,605 thousand and $1,708 thousand as other current assets as of December 31, 2022 and 2021, respectively.
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
Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary, Magnachip Semiconductor, Ltd. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2022, 97% of all employees of the Company were eligible for severance benefits.
Beginning in July 2018, the Company began contributing to certain severance insurance deposit accounts a percentage of severance benefits, which may be adjusted from time to time, accrued for eligible employees for their services beginning January 1, 2018 pursuant to Employee Retirement Benefit Security Act of Korea. These accounts consist of time deposits and other guaranteed principal and interest accounts, and are maintained at insurance companies, banks or security companies for the benefit of the Company’s employees.
Accrued severance benefits were partly funded through a group severance insurance plan. The amounts funded under this insurance plan were classified as a reduction of the accrued severance benefits.
In accordance with the National Pension Act of the Republic of Korea, a certain portion of accrued severance benefits was deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is paid to employees from the National Pension Fund upon their retirement.
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
All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,060 thousand, $1,271 thousand and $993 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
Of the recorded deferred revenue of $2,383 thousand as of December 31, 2021 and $2,680 thousand as of December 31, 2020, $2,383 thousand and $2,680 thousand were recognized as revenue during the years ended December 31, 2022 and 2021, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $46 thousand, $71 thousand and $87 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In accordance with ASC 815, changes in the fair value of derivative instruments that are cash flow hedges are recognized in accumulated other comprehensive income or loss and reclassified into earnings in the period in which the hedged item affects earnings. Derivative instruments that do not qualify, or cease to qualify, as hedges must be adjusted to fair value and the adjustments are recorded through net income or loss.
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
Earnings (Loss) Per Share
In accordance with ASC 260, “Earnings Per Share”, the Company computes basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period including stock options and restricted stock units, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options and restricted stock units), and convertibles, using the if-converted
method. In determining the hypothetical shares repurchased, the Company uses the average share price for the period. In the case that earnings are negative, any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.
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
For the periods prior to the Closing Date, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses for comparative purposes. Cash inflows to the Company from the Buyer related to providing the Transitional Fab 3 Foundry Services were $41,115 thousand, $46,611 thousand and $7,643 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the results from discontinued operations, net of tax, for the year ended December 31, 2020.

Year Ended December 31, 2020
(In thousands of U.S. dollars)
Revenues:
Net sales—Foundry Services Group	$254,732
Net sales—transitional Fab 3 foundry services	(25,887)

Total revenues	228,845
Cost of sales:
Cost of sales—Foundry Services Group	182,872
Cost of sales—transitional Fab 3 foundry services	(25,887)

Total cost of sales	156,985

Gross profit	71,860
Operating expenses:
Selling, general and administrative expenses	14,797
Research and development expenses	19,484
Restructuring and other charges	15,873

Total operating expenses	50,154
Operating income from discontinued operations	21,706

Foreign currency gain, net	1,277
Others, net	72

Income from discontinued operations before income tax expense	23,055
Income tax expense	11,452
Gain on sale of discontinued operations	287,117
Transaction costs	(10,814)

Income from discontinued operations, net of tax	287,906

For the year ended December 31, 2020, the Company recorded $15,873 thousand, in professional fees and transaction related expenses incurred in connection with the sale of the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges.
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
Fair Value of Financial Instruments
As of December 31, 2022, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2022	Fair Value Measurement December 31, 2022	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$2,015	$2,015	—	$2,015	—
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
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2022 and 2021, the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

4. Accounts Receivable
Accounts receivable as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$35,610	$50,363
Notes receivable	32	1,242
Less:
Allowance for credit losses	(79)	(466)
Sales return reserves	(183)	(185)

Accounts receivable, net	$35,380	$50,954

Changes in allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(466)	$(188)	$(49)
Provision	—	(302)	(131)
Write off	378	—	—
Translation adjustments	9	24	(8)

Ending balance	$(79)	$(466)	$(188)

Changes in sales return reserves for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(185)	$(173)	$(387)
Reversal (provision)	(11)	(27)	22
Usage	—	—	196
Translation adjustments	13	15	(4)

Ending balance	$(183)	$(185)	$(173)
Commencing in March 2012, the Company has been a party to an agreement to sell selected trade accounts receivable to a financial institution from time to time. After a sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There were no sale of accounts receivable for the years ended December 31, 2022, 2021 and 2020. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. Inventories
Inventories as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Finished goods	$6,799	$9,594
Semi-finished goods and work-in-process	40,265	25,968
Raw materials	7,460	9,443
Materials in-transit	36	95
Less: inventory reserve	(14,677)	(5,730)

Inventories, net	$39,883	$39,370

Changes in inventory reserve for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(5,730)	$(5,901)	$(5,947)
Change in reserve
Inventory reserve charged to costs of sales	(13,310)	(7,626)	(7,268)
Sale of previously reserved inventory	3,631	5,349	4,349

	(9,679)	(2,277)	(2,919)
Write off	582	1,875	2,679
Translation adjustments	150	573	(408)
Reclassified to assets held for sale	—	—	694

Ending balance	$(14,677)	$(5,730)	$(5,901)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2022 and 2021 are comprised of the following (in thousands):

	December 31,
	2022	2021
Buildings and related structures	$24,780	$24,273
Machinery and equipment	137,666	105,300
Finance lease right-of-use assets	389	316
Others	33,890	32,396

	196,725	162,285
Less: accumulated depreciation	(101,502)	(94,119)
Land	13,034	13,898
Construction in progress	2,490	25,818

Property, plant and equipment, net	$110,747	$107,882

Aggregate depreciation expenses totaled $14,317 thousand, $13,495 thousand and $10,448 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Intangible Assets
Intangible assets as of December 31, 2022 and 2021 are comprised of the following (in thousands):

	December 31, 2022
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,111	$(7,181)	$1,930

Intangible assets	$9,111	$(7,181)	$1,930

	December 31, 2021
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,312	$(6,935)	$2,377

Intangible assets	$9,312	$(6,935)	$2,377

Aggregate amortization expense for intangible assets totaled $683 thousand, $744 thousand and $668 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
The aggregate amortization expense of intangible assets for the next five years are estimated to be $595 thousand, $456 thousand, $339 thousand, $235 thousand and $148 thousand for the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively.
8. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of December 31, 2022 and 2021 are as follows (in thousands):

		December 31,
Leases	Classification	2022	2021
Assets
Operating lease	Operating lease right-of-use assets	$5,265	$4,275
Finance lease	Property, plant and equipment, net	143	126

Total lease assets		$5,408	$4,401

Liabilities
Current
Operating	Operating lease liabilities	$1,397	$2,323
Finance	Other current liabilities	90	68
Non-current
Operating	Non-current operating lease liabilities	4,091	1,952
Finance	Other non-current liabilities	63	73

Total lease liabilities		$5,641	$4,416

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2022	2021
Weighted average remaining lease term
Operating leases	3.7 years	2.4 years
Finance leases	2.4 years	2.0 years
Weighted average discount rate
Operating leases	6.6%	4.2%
Finance leases	7.6%	7.8%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,261	$2,777	$1,885
Finance lease cost
Amortization of right-of-use assets	68	65	63
Interest on lease liabilities	10	14	18

Total lease cost	$2,339	$2,856	$1,966

The above table does not include an immaterial cost of short-term leases for the years ended December 31, 2022, 2021 and 2020.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Other lease information is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,276	$2,777	$1,885
Operating cash flows from finance leases	10	14	18
Financing cash flows from finance leases	70	65	76
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $4,601 thousand, $2,768 thousand and $4,702 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
The aggregate future lease payments for operating and finance leases as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$1,707	$99
2024	1,594	28
2025	1,386	27
2026	958	14
2027	663	—

Total future lease payments	6,308	168
Less: Imputed interest	(820)	(15)

Present value of future payments	$5,488	$153

9. Accrued Expenses
Accrued expenses as of December 31, 2022 and 2021 are comprised of the following (in thousands):

	December 31,
	2022	2021
Payroll, benefits and related taxes, excluding severance benefits	$7,620	$9,548
Withholding tax attributable to intercompany interest income	43	1,950
Outside service fees	1,642	1,088
Merger-related costs	—	7,035
Others	383	450

Accrued expenses	$9,688	$20,071
10. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Details of derivative contracts as of December 31, 2022 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
January 04, 2022	Zero cost collar	$30,000	January 2023 to June 2023
March 07, 2022	Zero cost collar	$24,000	July 2023 to December 2023
April 27, 2022	Zero cost collar	$42,000	January 2023 to December 2023
Details of derivative contracts as of December 31, 2021 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
May 13, 2021	Zero cost collar	$39,000	January 2022 to September 2022
August 13, 2021	Zero cost collar	$48,000	January 2022 to December 2022
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2022	2021
Liability Derivatives:
Zero cost collars	Other current liabilities	$2,015	$2,020
Offsetting of derivative liabilities as of December 31, 2022 is as follows (in thousands):

As of December 31, 2022	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,015	$—	$2,015	$—	$(1,940)	$75
Offsetting of derivative liabilities as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,020	$—	$2,020	$—	$(2,060)	$(40)
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses on the derivative aside from components excluded from the assessment of effectiveness are reported as a component of accumulated other comprehensive income or loss (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2022 and 2021. (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain Recognized in Statement of Operations on Derivatives
	2022	2021		2022	2021		2022	2021
Zero cost collars	$(8,273)	$(4,665)	Net sales	$(8,514)	$(819)	Other income, net	$135	$123
As of December 31, 2022, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $1,225 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
Counterparty	2022	2021
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with NFIK and SC for any exposure in excess of $500 thousand. As of December 31, 2022, $1,840 thousand and $100 thousand of additional cash collateral were required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2021, $760 thousand and $1,300 thousand of additional cash collateral were required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.
11. Borrowings
5.0% Exchangeable Senior Notes
On January 17, 2017, MagnaChip Semiconductor S.A. closed the Exchangeable Notes Offering of $86,250 thousand aggregate principal amount of 5.0% Exchangeable Notes. Interest on the Exchangeable Notes accrued at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Exchangeable Notes matured on March 1, 2021, unless they were earlier repurchased or converted. Holders had the right to convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Interest expense related to the Exchangeable Notes for the years ended December 31, 2021 and 2020 were $958 thousand and $5,708 thousand, respectively.
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
The Company completed the full redemption of the remaining outstanding 2021 Notes on October 2, 2020. The Company paid approximately $227,428 thousand to fully redeem all of the outstanding $224,250 thousand aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount of the 2021 Notes, plus accrued and unpaid interest thereon through, but excluding, the Redemption Date. In connection with the redemption of the 2021 Notes, the Company recorded a $766 thousand as loss on early extinguishment of borrowings related to the remaining unamortized debt discount and debt issuance costs.
12. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2022,
97% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$51,567	$54,452
Provisions	6,289	8,282
Severance payments	(6,012)	(6,679)
Translation adjustments	(3,348)	(4,488)

	48,496	51,567
Less: Cumulative contributions to severance insurance deposit accounts	(25,149)	(18,250)
The National Pension Fund	(41)	(53)
Group severance insurance plan	(185)	(200)

Accrued severance benefits, net	$23,121	$33,064

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Beginning in July 2018, the Company contributes to certain severance insurance deposit accounts a certain percentage of severance benefits that are accrued for eligible employees for their services from January 1, 2018 pursuant to Employee Retirement Benefit Security Act of Korea. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. The Company deducts the contributions made to these severance insurance deposit accounts from its accrued severance benefits.
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance Benefit
2023	$618
2024	862
2025	1,431
2026	1,782
2027	1,622
2028 – 2032	19,305
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
13. Stockholders’ Equity and Stock-Based Compensation
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

On August 31, 2022, the Board of Directors has authorized an expansion of the Company’s previously announced stock repurchase program from $75,000 thousand to $87,500 thousand of the Company’s common stock. The remaining $50,000 thousand of the expanded $87,500 thousand program was planned to be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, the Company has established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule
10b5-1
under the Securities
Exchange Act of 1934, as amended.
From September 2022 to December 2022, the Company repurchased 1,235,650 shares of its common stock in the open market for an aggregate purchase price of $12,511 thousand and a price per share of $10.13 under the stock repurchase program.
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
Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory
stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant. As of December 31, 2022 an aggregate maximum of 11,352,919 shares were authorized and 1,351,913 shares were reserved for all future grants.
Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan and 2020 Plan. Stock options typically vest over one to three years following grant, subject to the participant’s continued service through the applicable vesting dates. As of December 31, 2022, no stock options or stock appreciation rights had been granted under 2020 Plan.
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
The following summarizes restricted stock unit activities for the year ended December 31, 2022.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at December 31, 2021	833,961	$14.33
Granted	726,000	17.41
Vested	(374,803)	16.99
Forfeited	(369,751)	17.61

Outstanding at December 31, 2022	815,407	$14.36

Total compensation expenses recorded for the restricted stock units were $6,037 thousand, $7,704 thousand and $6,311 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $4,036 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 0.7 year. Total fair value of restricted stock units vested were $6,369 thousand, $5,788 thousand and $3,839 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option activities for the year ended December 31, 2022. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2022	1,297,877	$10.78	$13,262	3.1 years
Expired	(7,993)	12.81	—	—
Exercised	(152,326)	11.73	$1,187	—

Outstanding at December 31, 2022	1,137,558	$10.64	$1,702	2.3 years

Vested and Exercisable at December 31, 2022	1,137,558	$10.64	$1,702	2.3 years

There were no compensation expenses recorded for the stock options for the years ended December 31, 2022, 2021 and 2020.
14. Early termination and other charges, net
For the year ended December 31, 2022, the Company recorded in its consolidated statement of operations $2,821 thousand of one-time
employee incentives, and professional service fees and expenses of $1,014 thousand incurred in connection with certain strategic evaluations. During the same period, the Company also recorded $537 thousand gain on sale of certain legacy equipment of the closed back-end
line in the Company’s fabrication facility in Gumi (which was closed during the year ended December 31, 2018).
For the year ended December 31, 2021, the Company recorded in its consolidated statement of operations $3,430 thousand of non-recurring
professional service fees and expenses incurred in connection with the regulatory requests, and recorded $1,419 thousand gain on sale of certain legacy equipment of the closed back-end
line in the Company’s fabrication facility in Gumi.
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
15. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2022, 2021 and 2020, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $310,988 thousand, $344,411 thousand and $378,852 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,267.3:1, 1,185.5:1 and 1,088.0:1 using the first base rate as of December 31, 2022, 2021 and 2020, respectively, as quoted by the KEB Hana Bank.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

16. Income Taxes
The Company’s income tax expense (benefit) is composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) from continuing operations before income tax expense (benefit) and income tax expense (benefit) are generated or incurred in the U.S, where the parent company resides.
The components of income tax expense (benefit) attributable to income (loss) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations before income tax expense (benefit)
Domestic	$(1,955)	$41,566	$(12,305)
Foreign	(924)	32,403	23,136

	(2,879)	73,969	10,831

Current income tax expense (benefit)
Domestic	639	6,876	1
Foreign	4,297	9,415	(2,264)
Uncertain tax position liability (foreign)	(33)	(35)	(20)

	4,903	16,256	(2,283)

Deferred income tax expense (benefit)
Domestic	(1,264)	1,314	(4,461)
Foreign	1,518	(309)	(39,484)

	254	1,005	(43,945)

Total income tax expense (benefit)	$5,157	$17,261	$(46,228)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes (benefit) incurred is different from the amount calculated by applying the statutory tax rates to the income (loss) from continuing operations before income tax expense (benefit). The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision computed at statutory rates	$(605)	$15,533	$2,274
State income taxes, net of federal effect	—	—	730
Change in statutory tax rates	2,006	(259)	5,735
Difference in foreign tax rates	302	2,820	1,077
Permanent differences
Derivative assets adjustment	(62)	(23)	56
TPECs, hybrid and other interest	(2,096)	(3,400)	(2,722)
Thin capitalization	—	—	339
Equity-based compensation	(241)	(802)	(73)
Permanent foreign currency gain (loss)	1,676	1,888	(1,813)
Penalty	75	427	176
GILTI	8,187	6,156	24,224
Intercompany debt restructuring	8,061	971	11,137
Other permanent differences	72	(767)	1,335
Withholding tax	(2,031)	2,060	2,291
State net operating loss write off	—	9,844	—
Change in valuation allowance	(4,582)	(13,803)	(75,452)
Tax credits claimed	(5,658)	(5,508)	(12,397)
Uncertain tax positions liability	(33)	(35)	(20)
Change in net operating loss carry-forwards	(145)	621	(3,314)
Foreign local taxes	919	723	43
Others	(688)	815	146

Income tax expense (benefit)	$5,157	$17,261	$(46,228)

For the year ended December 31, 2022, a permanent difference of $8,187 thousand was included as Global intangible
low-taxed
income
(“GILTI”) in the U.S., which was primarily attributable to the income earned by certain foreign subsidiaries of the Company, including its Korean subsidiary. The permanent tax expense of $8,061 thousand related to intercompany debt restructuring recorded for the year ended December 31, 2022 was derived from the waiver and release of unpaid interests of the intercompany loans granted to the Korean subsidiary by the Dutch subsidiary. In connection with the waiver of unpaid interests, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $2,031 thousand.
The income tax benefit of $4,582 thousand was due to the changes in valuation allowances during the year ended December 31, 2022, of which $2,670 thousand related to the release of valuation allowances related to the U.S parent company’s current year earnings, which was mainly driven by GILTI inclusion. The remaining $1,912 thousand represented the release of valuation allowances based on the realizability of the related deferred tax assets in future years.

Of the income tax benefit of $13,803 thousand attributable to the change in valuation allowances during the year ended December 31, 2021, $9,844 thousand related to the release of the valuation allowance established against the deferred tax assets associated in the U.S. entity due to the dissolution of the Company’s domestic

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

subsidiary
in 2021 subsequent to the sale of the Foundry Services Group business and Fab 4. The offsetting expense of $9,844 thousand was included in the state net operating loss write-off
in 2021, resulting in no income tax effect in the year. The Company’s parent entity in the U.S. is no longer subject to state income taxes in 2022 and thereafter. The remaining $3,959 thousand represented the release of valuation allowances based on the assessment of the realizability of the related deferred tax assets in future tax years.
For the year ended December 31, 2020, a permanent difference of $24,224 thousand was included as GILTI in the U.S., and was primarily attributable to the income earned by certain foreign subsidiaries of the Company, including its Korean subsidiary, from the sale of the Foundry Services Group business and Fab 4.
The income tax benefit of $75,452 thousand was due to the changes in valuation allowances during the year ended December 31, 2020, of which $31,578 thousand related to the release of valuation allowances related to the Company’s current year earnings, which were mainly driven by GILTI inclusion at the U.S. parent company. The remaining $43,874 thousand represented the release of valuation allowances based on the realizability of the related deferred tax assets in future years. The Company’s operating subsidiary in Korea had generated three years of cumulative profits adjusted for permanent differences and anticipated to generate taxable basis for the subsequent years. As a result, $39,413 thousand of valuation allowances, established against the Korean subsidiary’s deferred tax assets, were released as of December 31, 2020.
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

10
0

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Inventory reserves	$3,108	$1,313
Accrued expenses	1,668	3,084
Property, plant and equipment	2,685	3,119
Accumulated severance benefits	10,269	11,842
Operating lease right-of-use liabilities	1,098	899
Foreign currency translation loss	22,272	17,280
NOL carry-forwards	78,698	87,636
Tax credit carry-forwards	13,337	14,164
Other long-term payable	4,005	2,457
Interest expense deduction limitation	91	4,731
Derivative liabilities	427	463
Others	1,394	1,610

Total deferred tax assets	139,052	148,598
Less: Valuation allowance	(84,563)	(94,212)

	54,489	54,386

Deferred tax liabilities
Prepaid expense	3,065	2,300
Severance benefit deposits	5,364	4,227
Operating lease right-of-use assets	1,051	899
Foreign currency translation gain	5,621	5,139
Others	1,064	726

Total deferred tax liabilities	16,165	13,291

Net deferred tax assets	$38,324	$41,095

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

10
1

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets of continuing operations and discontinued operations for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$94,212	$115,636	$246,224
Reductions	(4,582)	(13,803)	(75,452)
Changes relating to the discontinued operations	—	—	(67,484)
NOL/tax credit claimed/expired	—	—	3,686
Translation adjustments	(5,067)	(7,621)	8,662

Ending balance	$84,563	$94,212	$115,636

As of December 31, 2022, 2021 and 2020, respectively, the Company recorded a valuation allowance of $84,563 thousand, $94,212 thousand and $115,636 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries.
The Company has recorded a full valuation allowance against certain foreign subsidiaries’ deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. The valuation allowances at December 31, 2022, 2021 and 2020 were primarily attributable to its Luxembourg subsidiary.
The net operating loss carry-forwards balance as of December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
NOL carry-forwards	$324,134	$502,511	$604,977
As of December 31, 2022, the Company had $324,134 thousand of net operating loss carry-forwards available to offset future taxable income, of which $271,753 thousand is associated with the Company’s Luxembourg subsidiary, mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Of the $271,753 thousand net operating loss carry-forwards, $263,506 thousand is carried forward indefinitely and the remaining $8,247 thousand expires from 2034 through 2039. The net operating loss carry-forwards retained by the Company’s U.S. parent amounts to $50,522 thousand, which expires at various dates through 20
37
.
The Company utilized net operating loss of $19,900 thousand, $70,672 thousand and $169,600 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also has Dutch tax credit carry-forwards of $13,337 thousand as of December 31, 2022. The Dutch tax credits are carried forward to be used for an indefinite period of time.
Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, and the U.S and in various other jurisdictions. The Company is subject to income- or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2022, 2021 and 2020, the Company recorded $316 thousand, $386 thousand and $414 thousand of unrecognized tax benefits, respectively.
A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits, balance at the beginning	$386	$414	$445
Additions based on tax positions related to the current year	40	44	48
Reductions for tax positions of prior years	—	—	(34)
Lapse of statute of limitations	(73)	(79)	(76)
Translation adjustments	(37)	7	31

Unrecognized tax benefits, balance at the ending	$316	$386	$414

No interest and penalties related to unrecognized tax benefits were recognized as of December 31, 2022, 2021 and 2020.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.
The IRA
On August 16, 2022, the IRA was signed into law, which imposes a 15% alternative minimum tax on the adjusted financial statement income of large corporations with average annual financial income exceeding $1 billion and a 1% excise tax on net stock repurchases by publicly traded U.S. corporations for tax years beginning after December 31, 2022. The IRA did not have any impact on the Company’s income tax for the year ended December 31, 2022 and the Company will continue to evaluate the impact this might have in future periods.
17. Geographic and Other Information
The following sets forth information relating to the single continuing operating segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues
Standard products business
Display Solutions	$71,432	$205,322	$299,057
Power Solutions	230,464	227,777	166,462

Total standard products business	301,896	433,099	465,519
Transitional Fab 3 foundry services	35,762	41,131	41,540

Total revenues	$337,658	$474,230	$507,059

1
03

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2022	2021	2020
Gross Profit
Standard products business	$99,549	$149,596	$127,099
Transitional Fab 3 foundry services	1,715	3,947	1,218

Total gross profit	$101,264	$153,543	$128,317

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2022	2021	2020
Korea	$105,285	$113,776	$106,415
Asia Pacific (other than Korea)	179,555	306,333	347,597
United States	10,369	6,052	5,147
Europe	6,687	5,698	4,317
Others	—	1,240	2,043

Total	$301,896	$433,099	$465,519

For the years ended December 31, 2022, 2021 and 2020, of the Company’s net sales—standard products business in Asia Pacific (other than Korea), net sales—standard products business in Greater China (China and Hong Kong) represented 68.5%, 65.8% and 82.0%, respectively, and net sales—standard products business in Vietnam represented 13.6%, 26.4% and 14.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 69%, 80% and 88% for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, the Company had two customers that represented 19.0% and 13.8% of its net sales—standard products business, and for the year ended December 31, 2021, the Company had two customers that represented 42.5% and 10.4% of its net sales—standard products business, and for the year ended December 31, 2020, the Company had one customer that represented 56.2% of its net sales—standard products business.
As of December 31, 2022, two customers of the Company’s standard products business accounted for 25.1% and 15.2% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively. As of December 31, 2021, two customers of the Company’s standard products business accounted for 30.3% and 15.5% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.
99% of the Company’s property, plant and equipment are located in Korea as of December 31,
2022.
18. Merger Agreement
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

The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The Company and Holdco were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Holdco entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), pursuant to which Holdco agreed to pay $70,200 thousand (the “Termination Fee”) to the Company on the terms specified in the Termination Agreement in satisfaction of Holdco’s obligation to pay a termination fee in connection with the termination of the Merger Agreement. On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of $51,000 thousand from Holdco and a standby letter of credit, which secures a deferred fee of $19,200 thousand from Holdco due on or before March 31, 2022. As of December 31, 2021, of the Termination Fee, $19,200 thousand deferred fee was recorded as other receivables. In connection therewith, the Company, Holdco and Wise Road entered into a First Amendment to the Termination Agreement, dated April 4, 2022, pursuant to which Holdco paid $14,400 thousand on April 4, 2022, with $4,800 thousand remaining outstanding. The Company, Holdco and Wise Road entered into a Second Amendment to the Termination Agreement, dated August 5, 2022 pursuant to which Holdco paid $3,000 thousand on August 5, 2022, of the deferred fee and payment of the remaining $1,800 thousand was due on or before October 31, 2022. The Company, Holdco and Wise Road entered into a Letter Agreement, dated October 28, 2022 pursuant to which the parties agreed to defer the remaining $1,800 thousand due on or before December 23, 2022. The Company, Holdco and Wise Road entered into an additional Letter Agreement, dated January 31, 2023 pursuant to which the parties agreed to defer the remaining $1,800 thousand due on or before February 28, 2023. As of December 31, 2022, the remaining fee of $1,800 thousand was recorded as other receivables. Other than in respect of this receivable, the Company has no further relationship with Holdco.
For the years ended December 31, 2021 and 2020, the Company incurred $34,673 thousand and $653 thousand, respectively, of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in merger-related costs, net in the consolidated statements of operations.
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

1
05

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company experienced some minor disruption in its Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, its external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. The Company is, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on its future results of operations due to numerous uncertainties. The extent to which the
COVID-19
pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the
COVID-19
pandemic, such as new strains of the virus that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain the
COVID-19
pandemic or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of
COVID-19
cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of its customers and suppliers were to experience prolonged business shutdowns or other disruptions, its ability to conduct its business could be materially and negatively affected, which could have a material adverse impact on its business, results of operations and financial condition.
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
20. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following at December 31, 2022 and 2021, respectively (in thousands):

	Year Ended December 31,
	2022	2021
Foreign currency translation adjustments	$(11,328)	$(770)
Derivative adjustments	(1,225)	(1,460)

Total	$(12,553)	$(2,230)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

Year Ended December 31, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(10,558)	(8,279)	(18,837)
Amounts reclassified from accumulated other comprehensive loss	—	8,514	8,514

Net current-period other comprehensive income (loss)	(10,558)	235	(10,323)

Ending balance	$(11,328)	$(1,225)	$(12,553)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Year Ended December 31, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,839)	(3,913)	(6,752)
Amounts reclassified from accumulated other comprehensive loss	—	819	819

Net current-period other comprehensive loss	(2,839)	(3,094)	(5,933)

Ending balance	$(770)	$(1,460)	$(2,230)

Year Ended December 31, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income before reclassifications	6,274	1,452	7,726
Amounts reclassified from accumulated other comprehensive income	—	(1,363)	(1,363)

Net current-period other comprehensive income	6,274	89	6,363

Ending balance	$2,069	$1,634	$3,703

There was an income tax expense of $
6
thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2022. There was an income tax benefit of $
752
 thousand related t
o
 changes in accumulated other comprehensive loss for the year ended December 31, 2021. There was an income tax expense of $
316
 thousand related to changes in accumulated other comprehensive income for the year ended December 31, 2020.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

21. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$(8,036)	$56,708	$57,059
Income from discontinued operations, net of tax	—	—	287,906

Net income (loss)	$(8,036)	$56,708	$344,965

Basic weighted average common stock outstanding	44,850,791	44,879,412	35,213,525
Basic earnings (loss) per common share
Continuing operations	$(0.18)	$1.26	$1.62
Discontinued operations	—	—	8.18

Total	$(0.18)	$1.26	$9.80

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(8,036)	$56,708	$57,059
Add back: Interest expense on Exchangeable Notes	—	959	5,708

Income (loss) from continuing operations allocated to common stockholders	$(8,036)	$57,667	$62,767
Income from discontinued operations, net of tax	—	—	287,906

Net income (loss) allocated to common stockholders	$(8,036)	$57,667	$350,673

Basic weighted average common stock outstanding	44,850,791	44,879,412	35,213,525
Net effect of dilutive equity awards	—	1,403,789	1,145,906
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	1,426,172	10,144,155

Diluted weighted average common stock outstanding	44,850,791	47,709,373	46,503,586
Diluted earnings (loss) per common share
Continuing operations	$(0.18)	$1.21	$1.35
Discontinued operations	—	—	6.19

Total	$(0.18)	$1.21	$7.54

Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options. As the Company has reported loss for the year ended December 31, 2022, all potentially dilutive securities, including stock options, are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.

1
08

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2022	2021	2020
Options	1,137,558	50,000	651,417
Restricted Stock Units	815,407	—	—
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
of a share of Series
A-1
Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $80, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 12.5% (or 20%
in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934, as amended) or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after (and not including) the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors could redeem all of the Rights for
 $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights expired at the close of business on December 12, 2022.

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

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020)

2.2-1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among South Dearborn Limited, Michigan Merger Sub, Inc., and Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 29, 2021).

2.2-2	Letter Agreement, dated as of June 11, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 14, 2021).

2.2-3	Letter Agreement, dated as of August 23, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 23, 2021)

2.2-4	Termination and Settlement Agreement, dated December 13, 2021 by and between Magnachip Semiconductor Corporation and South Dearborn Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on December 13, 2021)

2.2-5	First Amendment to Termination and Settlement Agreement, dated as of April 4, 2022, by and between Magnachip Semiconductor Corporation, South Dearborn Limited and Wise Road Capital LTD. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2022).

2.2-6	Second Amendment to Termination and Settlement Agreement, dated as of August 5, 2022, by and between Magnachip Semiconductor Corporation, South Dearborn Limited and Wise Road Capital LTD. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed on December 30, 2020)

Exhibit No.	Exhibit Description

3.4	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.5	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

3.7	Certificate of Designation of Series A-1, Junior Participating Preferred Stock of Magnachip Semiconductor Corporation, as filed with the Secretary of State of Delaware on December 13, 2021.

4.1#	Description of Securities

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

10.3*	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2020).

10.4*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.5*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.6*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.6-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.6-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.6-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

Exhibit No.	Exhibit Description

10.6-4*	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10.7*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.7-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.7-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.8*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.8-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.8-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.9*	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.10*	Executive Service Agreement, effective as of February 23, 2022, by and between Shin Young Park, Magnachip Semiconductor Corporation and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on February 23, 2022)

10.11*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.12*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.13*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.14*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.15*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.16*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.17*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.18*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.19*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.20*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.21*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

10.22*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020)

10.23*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.24*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.25*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.26*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.27*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.28*	Patent Cross-License Agreement, with an effective date as of June 15, 2017, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.29*	First Amendment to the Patent Cross-License Agreement, with an effective date as of January 1, 2022, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.30*	Form of 2020 Plan Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

Exhibit No.	Exhibit Description

10.31*	Form of 2020 Plan Restricted Stock Units Agreement (CEO and other Section 16 Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.32*	Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.33*	Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.34*	Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.35*	Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 9, 2021)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 22, 2023
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shin Young Park	February 22, 2023
Shin Young Park, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Melvin Keating	February 22, 2023
Melvin Keating, Director

/s/ Ilbok Lee	February 22, 2023
Ilbok Lee, Director

/s/ Camillo Martino	February 22, 2023
Camillo Martino, Non-Executive Chairman of the Board of Directors

/s/ Gary Tanner	February 22, 2023
Gary Tanner, Director

/s/ Liz Chung	February 22, 2023
Liz Chung, Director