Form 10-Q
period 2023-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2023-05-08
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________.
Commission File Number: 001-34791

Magnachip Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	83-0406195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Magnachip Semiconductor, Ltd.
15F, 76 Jikji-daero 436beon-gil, Heungdeok-gu
Cheongju-si, Chungcheongbuk-do, Republic of Korea 28581
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: +82 (2) 6903-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2023, the registrant had 42,265,480 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		46

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$212,085	$225,477
Accounts receivable, net	32,143	35,380
Inventories, net	36,360	39,883
Other receivables	5,342	7,847
Prepaid expenses	11,238	10,560
Hedge collateral (Note 7)	2,820	2,940
Other current assets (Note 18)	14,927	15,766
Total current assets	314,915	337,853
Property, plant and equipment, net	104,568	110,747
Operating lease right-of-use assets	5,413	5,265
Intangible assets, net	1,784	1,930
Long-term prepaid expenses	9,101	10,939
Deferred income taxes	37,380	38,324
Other non-current assets	14,683	11,587
Total assets	$487,844	$516,645
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,921	$17,998
Other accounts payable	9,216	9,702
Accrued expenses (Note 6)	17,125	9,688
Accrued income taxes	146	3,154
Operating lease liabilities	1,622	1,397
Other current liabilities	5,261	5,306
Total current liabilities	53,291	47,245
Accrued severance benefits, net	23,608	23,121
Non-current operating lease liabilities	3,996	4,091
Other non-current liabilities	13,596	14,035
Total liabilities	94,491	88,492
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,437,182 shares issued and 42,589,315 outstanding at March 31, 2023 and 56,432,449 shares issued and 43,824,575 outstanding at December 31, 2022	564	564
Additional paid-in capital	267,187	266,058
Retained earnings	314,036	335,506
Treasury stock, 13,847,867 shares at March 31, 2023 and 12,607,874 shares at December 31, 2022, respectively	(173,441)	(161,422)
Accumulated other comprehensive loss	(14,993)	(12,553)
Total stockholders’ equity	393,353	428,153
Total liabilities and stockholders’ equity	$487,844	$516,645

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$51,514	$94,010
Net sales – transitional Fab 3 foundry services	5,491	10,083
Total revenues	57,005	104,093
Cost of sales:
Cost of sales – standard products business	37,312	56,080
Cost of sales – transitional Fab 3 foundry services	7,599	9,017
Total cost of sales	44,911	65,097
Gross profit	12,094	38,996
Operating expenses:
Selling, general and administrative expenses	12,165	14,163
Research and development expenses	13,298	11,954
Early termination charges	8,449	—
Total operating expenses	33,912	26,117
Operating income (loss)	(21,818)	12,879
Interest income	2,842	715
Interest expense	(256)	(111)
Foreign currency loss, net	(3,430)	(690)
Other income (expense), net	(35)	218
Income (loss) before income tax expense	(22,697)	13,011
Income tax expense (benefit)	(1,227)	3,483
Net income (loss)	$(21,470)	$9,528
Basic earnings (loss) per common share—	$(0.49)	$0.21
Diluted earnings (loss) per common share—	$(0.49)	$0.20
Weighted average number of shares—
Basic	43,390,832	45,603,208
Diluted	43,390,832	46,693,294

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands of U.S. dollars)
Net income (loss)	$(21,470)	$9,528
Other comprehensive loss
Foreign currency translation adjustments	(1,908)	(3,045)
Derivative adjustments
Fair valuation of derivatives	(1,135)	(1,264)
Reclassification adjustment for loss on derivatives included in net income (loss)	603	762
Total other comprehensive loss	(2,440)	(3,547)
Total comprehensive income (loss)	$(23,910)	$5,981

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2023:
Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153
Stock-based compensation	—	—	1,120	—	—	—	1,120
Exercise of stock options	1,400	0	9	—	—	—	9
Settlement of restricted stock units	3,333	0	(0)	—	—	—	—
Acquisition of treasury stock	(1,239,993)	—	—	—	(12,019)	—	(12,019)
Other comprehensive loss, net	—	—	—	—	—	(2,440)	(2,440)
Net loss	—	—	—	(21,470)	—	—	(21,470)
Balance at March 31, 2023	42,589,315	$564	$267,187	$314,036	$(173,441)	$(14,993)	$393,353
Three Months Ended March 31, 2022:
Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762
Stock-based compensation	—	—	1,638	—	—	—	1,638
Exercise of stock options	151,326	1	1,780	—	—	—	1,781
Settlement of restricted stock units	168,795	2	(2)	—	—	—	—
Acquisition of treasury stock	(53,464)	—	—	—	(1,000)	—	(1,000)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Other comprehensive loss, net	—	—	—	—	—	(3,547)	(3,547)
Net income	—	—	—	9,528	—	—	9,528
Balance at March 31, 2022	44,894,385	$562	$261,830	$353,070	$(148,523)	$(5,777)	$461,162

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$(21,470)	$9,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,357	3,891
Provision for severance benefits	2,330	1,670
Loss on foreign currency, net	9,082	6,380
Provision for inventory reserves	1,138	145
Stock-based compensation	1,120	1,638
Other, net	237	161
Changes in operating assets and liabilities
Accounts receivable, net	2,973	(1,213)
Inventories	1,062	1,456
Other receivables	2,376	667
Other current assets	1,456	(6,829)
Accounts payable	1,904	538
Other accounts payable	(1,424)	(702)
Accrued expenses	7,600	187
Accrued income taxes	(2,923)	(2,346)
Other current liabilities	(596)	(711)
Other non-current liabilities	(169)	(73)
Payment of severance benefits	(871)	(1,389)
Other, net	(306)	(178)
Net cash provided by operating activities	7,876	12,820
Cash flows from investing activities
Proceeds from settlement of hedge collateral	1,155	1,829
Payment of hedge collateral	(1,093)	(2,891)
Purchase of property, plant and equipment	(135)	(944)
Payment for intellectual property registration	(74)	(59)
Payment of guarantee deposits	(3,482)	(79)
Other, net	19	2
Net cash used in investing activities	(3,610)	(2,142)
Cash flows from financing activities
Proceeds from exercise of stock options	9	1,781
Acquisition of treasury stock	(12,264)	(830)
Repayment of financing related to water treatment facility arrangement	(126)	(134)
Repayment of principal portion of finance lease liabilities	(24)	(16)
Net cash provided by (used in) financing activities	(12,405)	801
Effect of exchange rates on cash and cash equivalents	(5,253)	(6,105)
Net increase (decrease) in cash and cash equivalents	(13,392)	5,374
Cash and cash equivalents at beginning of period	225,477	279,547
Cash and cash equivalents at end of period	$212,085	$284,921
Supplemental cash flow information
Cash paid for income taxes	$2,644	$5,421
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$629	$524
Non-cash financing activities
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$—	$996
Unsettled common stock repurchases	$401	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2022 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2023 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

2. Inventories

Inventories as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$5,523	$6,799
Semi-finished goods and work-in-process	39,427	40,265
Raw materials	6,351	7,460
Materials in-transit	—	36
Less: inventory reserve	(14,941)	(14,677)
Inventories, net	$36,360	$39,883

Changes in inventory reserve for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$(14,677)	$(5,730)
Change in reserve
Inventory reserve charged to costs of sales	(2,584)	(1,607)
Sale of previously reserved inventory	1,476	1,452
	(1,108)	(155)
Write off	415	211
Translation adjustments	429	119
Ending balance	$(14,941)	$(5,555)

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

3. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2023 and December 31, 2022 are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Buildings and related structures	$24,214	$24,780
Machinery and equipment	134,843	137,666
Finance lease right-of-use assets	707	389
Others	33,529	33,890
	193,293	196,725
Less: accumulated depreciation	(102,768)	(101,502)
Land	12,670	13,034
Construction in progress	1,373	2,490
Property, plant and equipment, net	$104,568	$110,747

Aggregate depreciation expenses totaled $4,193 thousand and $3,706 thousand for the three months ended March 31, 2023 and 2022, respectively.

4. Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022 are comprised of the following (in thousands):

	March 31, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,916	$(7,132)	$1,784
Intangible assets	$8,916	$(7,132)	$1,784

	December 31, 2022
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,111	$(7,181)	$1,930
Intangible assets	$9,111	$(7,181)	$1,930

Aggregate amortization expenses for intangible assets totaled $164 thousand and $185 thousand for the three months ended March 31, 2023 and 2022, respectively.

5. Leases

The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.

The tables below present financial information related to the Company’s leases.

Supplemental balance sheets information related to leases as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease	Operating lease right-of-use assets	$5,413	$5,265
Finance lease	Property, plant and equipment, net	436	143
Total lease assets		$5,849	$5,408
Liabilities
Current
Operating	Operating lease liabilities	$1,622	$1,397
Finance	Other current liabilities	90	90
Non-current
Operating	Non-current operating lease liabilities	3,996	4,091
Finance	Other non-current liabilities	364	63
Total lease liabilities		$6,072	$5,641

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	3.4 years	3.7 years
Finance leases	4.1 years	2.4 years
Weighted average discount rate
Operating leases	6.6%	6.6%
Finance leases	7.7%	7.6%

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$555	$569
Finance lease cost
Amortization of right-of-use assets	32	16
Interest on lease liabilities	7	2
Total lease cost	$594	$587

The above table does not include an immaterial cost of short-term leases for the three months ended March 31, 2023 and 2022.

Other lease information is as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$567	$569
Operating cash flows from finance leases	7	2
Financing cash flows from finance leases	24	16

The aggregate future lease payments for operating and finance leases as of March 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$1,448	$91
2024	1,925	122
2025	1,419	121
2026	937	108
2027	644	95
Total future lease payments	6,373	537
Less: Imputed interest	(755)	(83)
Present value of future payments	$5,618	$454

6. Accrued Expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll, benefits and related taxes, excluding severance benefits	$14,475	$7,620
Withholding tax attributable to intercompany interest income	473	43
Outside service fees	1,625	1,642
Others	552	383
Accrued expenses	$17,125	$9,688

Payroll, benefits and related taxes payable as of March 31, 2023 in the table above includes termination related charges under the voluntary resignation program (the “Program”) of $8,449 thousand, which are expected to be paid in the second quarter of 2023.

See “Note 10. Early Termination Charges” for more information regarding the Program.

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of the zero cost collar contracts as of March 31, 2023 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
January 04, 2022	$15,000	April 2023 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$33,000	April 2023 to December 2023
March 08, 2023	$18,000	July 2023 to December 2023

Details of the zero cost collar contracts as of December 31, 2022 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
January 04, 2022	$30,000	January 2023 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$42,000	January 2023 to December 2023

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2023	December 31, 2022
Asset Derivatives:
Zero cost collars	Other current assets	$2	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$2,641	$2,015

Offsetting of derivative assets and liabilities as of March 31, 2023 is as follows (in thousands):

	Gross amounts of recognized Assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of Assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
As of March 31, 2023				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2	$—	$2	$—	$—	$2
Liability Derivatives:
Zero cost collars	$2,641	$—	$2,641	$—	$(1,820)	$821

Offsetting of derivative liabilities as of December 31, 2022 is as follows (in thousands):

	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
As of December 31, 2022				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,015	$—	$2,015	$—	$(1,940)	$75

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Loss Recognized in Statement of Operations on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022		2023	2022

Zero cost collars	$(1,135)	$(1,264)	Net sales	$(603)	$(762)	Other income, net	$(54)	$(129)
	$(1,135)	$(1,264)		$(603)	$(762)		$(54)	$(129)

As of March 31, 2023, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $1,757 thousand.

The Company set aside cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

Counterparty	March 31, 2023	December 31, 2022
SC	$1,000	$1,000
Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand. As of March 31, 2023, $1,820 thousand of additional cash collateral was required by NFIK, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2022, $1,840 thousand and $100 thousand of additional cash collateral were required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.

These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of March 31, 2023, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2023	Fair Value Measurement March 31, 2023	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$2	$2	—	$2	—
Liabilities:
Derivative liabilities (other current liabilities)	$2,641	$2,641	—	$2,641	—

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

9. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2023, 97% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$48,496	$51,567
Provisions	2,330	1,670
Severance payments	(871)	(1,389)
Translation adjustments	(1,381)	(1,077)
	48,574	50,771
Less: Cumulative contributions to severance insurance deposit accounts	(24,747)	(17,954)
The National Pension Fund	(40)	(50)
Group severance insurance plan	(179)	(195)
Accrued severance benefits, net	$23,608	$32,572

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

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2023	$634
2024	906
2025	1,502
2026	1,829
2027	1,718
2028	3,699
2029 – 2033	21,043

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

10. Early Termination Charges

During the first quarter of 2023, the Company commenced the Program, which was available for the employees with more than 20 years of service. For the three months ended March 31, 2023, the Company recorded in its consolidated statement of operations $8,449 thousand of termination related charges as “early termination charges”, which are expected to be paid during the second quarter of 2023.

11. Foreign Currency Loss, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2023 and December 31, 2022, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $301,860 thousand and $310,988 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,303.8:1 and 1,267.3:1 using the first base rate as of March 31, 2023 and December 31, 2022, respectively, as quoted by the KEB Hana Bank.

12. Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $1,227 thousand, primarily related to its primary operating entity in Korea based on the estimated taxable loss for the respective period.

For the three months ended March 31, 2022, the Company recorded an income tax expense of $3,483 thousand, primarily related to its primary operating entity in Korea based on the estimated taxable income for the respective period.

13. Geographic and Other Information
The following sets forth information relating to the single operating segment (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues
Standard products business
Display Solutions	$10,841	$29,185
Power Solutions	40,673	64,825
Total standard products business	$51,514	$94,010
Transitional Fab 3 foundry services	5,491	10,083
Total revenues	$57,005	$104,093

	Three Months Ended
	March 31, 2023	March 31, 2022
Gross Profit
Standard products business	$14,202	$37,930
Transitional Fab 3 foundry services	(2,108)	1,066
Total gross profit	$12,094	$38,996

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Korea	$16,496	$31,030
Asia Pacific (other than Korea)	31,901	58,260
United States	1,045	2,864
Europe	2,072	1,856
Total	$51,514	$94,010

For the three months ended March 31, 2023 and 2022, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong together represented 57.9% and 71.1%, respectively, and net sales—standard products business in Vietnam represented 17.8% and 14.4%, respectively.

Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 71% and 72% for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, the Company had two customers that represented 16.4% and 13.7% of its net sales—standard products business, respectively. For the three months ended March 31, 2022, the Company had two customers that represented 25.5% and 12.9% of its net sales—standard products business, respectively.

As of March 31, 2023, two customers of the Company’s standard products business accounted for 22.3% and 14.3% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively. As of December 31, 2022, two customers of the Company’s standard products business accounted for 25.1% and 15.2% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency translation adjustments	$(13,236)	$(11,328)
Derivative adjustments	(1,757)	(1,225)
Total	$(14,993)	$(12,553)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

Three Months Ended March 31, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)
Other comprehensive loss before reclassifications	(1,908)	(1,135)	(3,043)
Amounts reclassified from accumulated other comprehensive loss	—	603	603
Net current-period other comprehensive loss	(1,908)	(532)	(2,440)
Ending balance	$(13,236)	$(1,757)	$(14,993)

Three Months Ended March 31, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)
Other comprehensive loss before reclassifications	(3,045)	(1,264)	(4,309)
Amounts reclassified from accumulated other comprehensive loss	—	762	762
Net current-period other comprehensive loss	(3,045)	(502)	(3,547)
Ending balance	$(3,815)	$(1,962)	$(5,777)

15. Stock Repurchases

Accelerated Stock Repurchase Program

On December 21, 2021, the Board of Directors authorized the Company to repurchase up to $75,000 thousand of its outstanding common stock and the Company entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37,500 thousand of its common stock.

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

In March 2022, the previously announced repurchase of $37,500 thousand of the Company’s common stock was completed pursuant to the ASR Agreement, and as a result, the Company additionally received 1,031,576 shares of its common stock for an aggregate purchase price of $17,217 thousand at a price per share of $16.69, which was reclassified as treasury stock from additional paid-in capital in stockholder’s equity in its consolidated balance sheets.

Expanded Stock Repurchase Program
On August 31, 2022, the Board of Directors has authorized an expansion of the Company’s previously announced stock repurchase program from $75,000 thousand to $87,500 thousand of its common stock. The remaining $50,000 thousand of the expanded $87,500 thousand program was planned to be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, the Company established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
From September 2022 to December 2022, the Company repurchased 1,235,650 shares of its common stock in the open market for an aggregate purchase price of $12,511 thousand and a price per share of $10.13 under the stock repurchase program.
During the first quarter of 2023, the Company repurchased 1,238,472 shares of its common stock in the open market for an aggregate purchase price of $11,887 thousand and a price per share of $9.60 under the stock repurchase program.

16. Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(In thousands of U.S. dollars, except share data)
Basic Earnings (Loss) per Share
Net income (loss)	$(21,470)	$9,528
Basic weighted average common stock outstanding	43,390,832	45,603,208
Basic earnings (loss) per share	$(0.49)	$0.21
Diluted Earnings (Loss) per Share
Net income (loss)	$(21,470)	$9,528
Basic weighted average common stock outstanding	43,390,832	45,603,208
Net effect of dilutive equity awards	—	1,090,086
Diluted weighted average common stock outstanding	43,390,832	46,693,294
Diluted earnings (loss) per share	$(0.49)	$0.20

Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options. As the Company has reported loss for the three months ended March 31, 2023, all potentially dilutive securities, including stock options, are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2023	March 31, 2022
Options	1,116,158	130,000
Restricted Stock Units	1,434,827	—

17. Merger Agreement

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

The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The Company and Holdco were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Holdco entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), pursuant to which Holdco agreed to pay $70,200 thousand (the “Termination Fee”) to the Company on the terms specified in the Termination Agreement in satisfaction of Holdco’s obligation to pay a termination fee in connection with the termination of the Merger Agreement. On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of $51,000 thousand from Holdco and a standby letter of credit, which secures a deferred fee of $19,200 thousand from Holdco due on or before March 31, 2022. As of December 31, 2021, of the Termination Fee, $19,200 thousand deferred fee was recorded as other receivables. In connection therewith, the Company, Holdco and Wise Road entered into a First Amendment to the Termination Agreement, dated April 4, 2022, pursuant to which Holdco paid $14,400 thousand on April 4, 2022, with $4,800 thousand remaining outstanding. The Company, Holdco and Wise Road entered into a Second Amendment to the Termination Agreement, dated August 5, 2022 pursuant to which Holdco paid $3,000 thousand on August 5, 2022, of the deferred fee and payment of the remaining $1,800 thousand was due on or before October 31, 2022. The Company, Holdco and Wise Road entered into a series of letter agreements pursuant to which the parties ultimately agreed to defer the remaining $1,800 thousand due on or before March 31, 2023. As of March 31, 2023, the remaining fee of $1,800 thousand was recorded as other receivables. On April 6, 2023, Holdco paid the remaining $1,800 thousand.

18. Commitments and Contingencies

Advances to Suppliers

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $4,372 thousand and $6,605 thousand as other current assets as of March 31, 2023 and December 31, 2022, respectively.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and governmental authorities throughout the world implemented numerous restrictions and containment measures that resulted in rapidly changing market and economic conditions. Many of these restrictions and containment measures have since been lifted or scaled back. The Company will continue to monitor and evaluate the nature and scope of the impact of the COVID-19 pandemic to its business, consolidated results of operations, and financial condition, and may take actions it deems necessary or appropriate to respond in the event of a reemergence of the pandemic.

19. Subsequent Events

Derivative contracts

In April 2023, the Company and SC entered into derivative contract of zero cost collar for December 2023. The total notional amounts are $5,000 thousand.

In April 2023, the Company and NFIK entered into derivative contracts of zero cost collars for the period from January 2024 to June 2024. The total notional amounts are $18,000 thousand.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 filed on February 22, 2023 (“2022 Form 10-K”).

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

Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center in Korea and substantial manufacturing operations place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED products are produced using external 12-inch foundries. Through a strategic cooperation with external 12-inch foundries, we are managing to ensure outsourcing wafers at competitive price and produce quality products.

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

Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external 12-inch foundries starting in the second half of 2015 and we have started outsourcing 8-inch wafer for OLED TV IC after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity in the case of facing with a worldwide shortage of foundry services. Although we are working strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.

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

Recent Developments

Voluntary Resignation Program

During the first quarter of 2023, we commenced a voluntary resignation program (the “Program”), which was available for the employees with more than 20 years of service. For the three months ended March 31, 2023, we recorded in our consolidated statement of operations $8.4 million of termination related charges as “early termination charges”, which are expected to be paid during the second quarter of 2023.

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

During the first quarter of 2023, we repurchased 1,238,472 shares of our common stock in the open market for an aggregate purchase price of $11.9 million and a price per share of $9.60 under the stock repurchase program.

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

We are not able to foresee when the shortage of manufacturing capacity will subside, but we are beginning to see some indicators of improvement of such supply shortage situation. However, the global shortage for semiconductor products over the prior two years has led to overbooking backordered demand and oversupply. Additionally, the current global macroeconomic conditions, including remaining effects from the COVID-19 pandemic, inflation and higher interest rates, uncertainty caused by geopolitical conflict between the Russian and Ukraine and escalated trade tensions between the U.S. and China have led to weaker end-market demand and an oversupply of inventory. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and governmental authorities throughout the world implemented numerous restrictions and containment measures that resulted in rapidly changing market and economic conditions. Many of these restrictions and containment measures have since been lifted or scaled back. We will continue to monitor and evaluate the nature and scope of the impact of the COVID-19 pandemic to its business, consolidated results of operations, and financial condition, and may take actions it deems necessary or appropriate to respond in the event of a reemergence of the pandemic.

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

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income

We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss, net and (iv) early termination charges. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax expense (benefit), and depreciation and amortization.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Dollars in millions)
Net Income (loss)	$(21.5)	$9.5
Interest income	(2.8)	(0.7)
Interest expense	0.3	0.1
Income tax expense (benefit)	(1.2)	3.5
Depreciation and amortization	4.4	3.9
EBITDA	(20.9)	16.3
Adjustments:
Equity-based compensation expense(a)	1.1	1.6
Foreign currency loss, net(b)	3.4	0.7
Derivative valuation loss, net(c)	0.1	0.1
Early termination charges(d)	8.4	—
Adjusted EBITDA	$(7.9)	$18.8

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

(d)
For the three months ended March 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered to certain employees during the first quarter of 2023. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income or any other performance measure derived in accordance with U.S GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense and (ii) early termination charges.

The following table summarizes the adjustments to operating income (loss) that we make in order to calculate Adjusted Operating Income (Loss) for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Dollars in millions)
Operating income (loss)	$(21.8)	$12.9
Adjustments:
Equity-based compensation expense(a)	1.1	1.6
Early termination charges(b)	8.4	—
Adjusted Operating Income (Loss)	$(12.2)	$14.5

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

(b)
For the three months ended March 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered to certain employees during the first quarter of 2023. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income or any other performance measure derived in accordance with U.S GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss, net, (iv) early termination charges and (v) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) (including on a per share basis) for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Dollars in millions, except per share data)
Net Income (Loss)	$(21.5)	$9.5
Adjustments:
Equity-based compensation expense(a)	1.1	1.6
Foreign currency loss, net(b)	3.4	0.7
Derivative valuation loss, net(c)	0.1	0.1
Early termination charges(d)	8.4	—
Income tax effect on non-GAAP adjustments(e)	(1.9)	1.0
Adjusted Net Income (Loss)	$(10.4)	$12.9

Reported earnings (loss) per share—basic	$(0.49)	$0.21
Reported earnings (loss) per share—diluted	$(0.49)	$0.20
Weighted average number of shares—basic	43,390,832	45,603,208
Weighted average number of shares—diluted	43,390,832	46,693,294
Adjusted earnings (loss) per share—basic	$(0.24)	$0.28
Adjusted earnings (loss) per share—diluted	$(0.24)	$0.28
Weighted average number of shares—basic	43,390,832	45,603,208
Weighted average number of shares—diluted	43,390,832	46,693,294

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

(d)
For the three months ended March 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered to certain employees during the first quarter of 2023. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)
For the three months ended March 31, 2023 and 2022, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments. For the three months ended March 31, 2023, income tax effect on non-GAAP adjustments related to our Korean subsidiary and the U.S parent entity were negative $1.2 million and negative $0.7 million, respectively. For the three months ended March 31, 2022, this adjustment eliminates the income tax effect on non-GAAP adjustments of $1.0 million related to our Korean subsidiary using a calculation method that we compare the tax expense of our Korean subsidiary with and without the non-GAAP adjustments.

We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income (Loss) was applied consistently to the periods presented.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2023 and 2022, we sold products to 120 and 140 customers, respectively, and our net sales to our ten largest customers represented 71% and 72% of our net sales—standard products business, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2023, approximately 97% of our employees were eligible for severance benefits.

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

 Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2023, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $301.9 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$51.5	90.4%	$94.0	90.3%	$(42.5)
Net sales – transitional Fab 3 foundry services	5.5	9.6	10.1	9.7	(4.6)
Total revenues	57.0	100.0	104.1	100.0	(47.1)
Cost of sales
Cost of sales – standard products business	37.3	65.5	56.1	53.9	(18.8)
Cost of sales – transitional Fab 3 foundry services	7.6	13.3	9.0	8.7	(1.4)
Total cost of sales	44.9	78.8	65.1	62.5	(20.2)
Gross profit	12.1	21.2	39.0	37.5	(26.9)
Selling, general and administrative expenses	12.2	21.3	14.2	13.6	(2.0)
Research and development expenses	13.3	23.3	12.0	11.5	1.3
Early termination charges	8.4	14.8	—	—	8.4
Operating income (loss)	(21.8)	(38.3)	12.9	12.4	(34.7)
Interest income	2.8	5.0	0.7	0.7	2.1
Interest expense	(0.3)	(0.4)	(0.1)	(0.1)	(0.1)
Foreign currency loss, net	(3.4)	(6.0)	(0.7)	(0.7)	(2.7)
Others, net	(0.0)	(0.1)	0.2	0.2	(0.3)
	(0.9)	(1.5)	0.1	0.1	(1.0)
Income (loss) before income tax expense	(22.7)	(39.8)	13.0	12.5	(35.7)
Income tax expense (benefit)	(1.2)	(2.2)	3.5	3.3	(4.7)
Net income (loss)	$(21.5)	(37.7)	$9.5	9.2	$(31.0)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$10.8	19.0%	$29.2	28.0%	$(18.3)
Power Solutions	40.7	71.4	64.8	62.3	(24.2)
Total standard products business	51.5	90.4	94.0	90.3	(42.5)
Net sales – transitional Fab 3 foundry services	5.5	9.6	10.1	9.7	(4.6)
Total revenues	$57.0	100.0%	$104.1	100.0%	$(47.1)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$14.2	27.6%	$37.9	40.3%	$(23.7)
Gross profit – transitional Fab 3 foundry services	(2.1)	(38.4)	1.1	10.6	(3.2)
Total gross profit	$12.1	21.2%	$39.0	37.5%	$(26.9)

Revenues

Total revenues were $57.0 million for the three months ended March 31, 2023, a $47.1 million, or 45.2%, decrease compared to $104.1 million for the three months ended March 31, 2022. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $51.5 million for the three months ended March 31, 2023, a $42.5 million, or 45.2%, decrease compared to $94.0 million for the three months ended March 31, 2022. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from weak global macroeconomic conditions, and a lack of new design-wins caused by supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decrease in net sales from our Power Solutions business line was attributable to lower demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs, smartphones and e-bikes, due mainly to the industry-wide slowdown.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $5.5 million and $10.1 million for the three months ended March 31, 2023 and 2022, respectively.

Gross Profit

Total gross profit was $12.1 million for the three months ended March 31, 2023 compared to $39.0 million for the three months ended March 31, 2022, a $26.9 million, or 69.0%, decrease. Gross profit as a percentage of net sales for the three months ended March 31, 2023 decreased to 21.2% compared to 37.5% for the three months ended March 31, 2022. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $14.2 million for the three months ended March 31, 2023, which represented a $23.7 million, or 62.6%, decrease from gross profit of $37.9 million for the three months ended March 31, 2022. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our standard product business as explained above. Gross profit as a percentage of net sales for the three months ended March 31, 2023 decreased to 27.6% compared to 40.3% for the three months ended March 31, 2022. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix and a significant drop in the utilization rate of our internal fabrication facility in Gumi. Gross profit as a percentage of net sales for the three months ended March 31, 2022 was higher due to an increase in average selling price benefited from the favorable pricing environment.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$16.5	32.0%	$31.0	33.0%	$(14.5)
Asia Pacific (other than Korea)	31.9	62.0	58.3	62.0	(26.4)
United States	1.0	2.0	2.9	3.0	(1.8)
Europe	2.1	4.0	1.9	2.0	0.2
	$51.5	100.0%	$94.0	100.0%	$(42.5)

Net sales – standard products business in Korea for the three months ended March 31, 2023 decreased from $31.0 million to $16.5 million compared to the three months ended March 31, 2022, or by $14.5 million, or 46.8%, primarily due to lower demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and smartphone applications. Weak demand for our OLED TV display driver ICs also unfavorably affected this quarter.

Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended March 31, 2023 decreased to $31.9 million from $58.3 million in the three months ended March 31, 2022, or by $26.4 million, or 45.2%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from weak global macroeconomic conditions, and a lack of new design-wins caused by supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decreased demand for our power products such as MOSFETs, including high-end MOSFETs, primarily for smartphones and e-bikes, also unfavorably affected this quarter.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.2 million, or 21.3% of total revenues, for the three months ended March 31, 2023, compared to $14.2 million, or 13.6% of total revenues, for the three months ended March 31, 2022. The decrease of $2.0 million, or 14.1%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals. This decrease also resulted from a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $13.3 million, or 23.3% of total revenues, for the three months ended March 31, 2023, compared to $12.0 million, or 11.5% of total revenues, for the three months ended March 31, 2022. The increase of $1.3 million, or 11.2%, was primarily attributable to an increase in development activities for our 28-nanometer OLED display driver ICs, which was offset in part by a decrease in certain employee incentives.

Early Termination Charges. For the three months ended March 31, 2023, we recorded in our consolidated statement of operations $8.4 million of termination related charges in connection with the Program that we offered to certain employees during the first quarter of 2023.

Operating Income (Loss)

As a result of the foregoing, operating loss of $21.8 million was recorded for the three months ended March 31, 2023 compared to operating income of $12.9 million for the three months ended March 31, 2022. As discussed above, the decrease in operating income of $34.7 million resulted primarily from a $26.9 million decrease in gross profit, an $8.4 million increase in early termination charges and a $1.3 million increase in research and development expenses. This decrease in operating income was offset in part by a $2.0 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $2.8 million and $0.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase of $2.1 million, or 297.5%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from the favorable financial market environment.

Interest Expense. Interest expense was $0.3 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended March 31, 2023 was $3.4 million compared to net foreign currency loss of $0.7 million for the three months ended March 31, 2022. The net foreign currency loss for the three months ended March 31, 2023 and March 31, 2022 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2023 and March 31, 2022, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $301.9 million and $348.5 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit)

Income tax benefit was $1.2 million for the three months ended March 31, 2023, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.

Income tax expense was $3.5 million for the three months ended March 31, 2022, which was primarily attributable to the estimated taxable income in our Korean subsidiary for the respective period.

Net Income (Loss)

As a result of the foregoing, a net loss of $21.5 million was recorded for the three months ended March 31, 2023 compared to a net income of $9.5 million for the three months ended March 31, 2022. As discussed above, the $31.0 million decrease in net income was primarily attributable to a $34.7 million decrease in operating income and a $2.7 million increase in net foreign currency loss, which was offset in part by a $4.7 million decrease in income tax expense and a $2.1 million increase in interest income.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2023, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of March 31, 2023, the outstanding obligation of this arrangement is approximately $23.7 million for remaining service term through 2028.

As of March 31, 2023, cash and cash equivalents held by our Korean subsidiary were $193.0 million, which represents 91% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of March 31, 2023 was $261.6 million compared to $290.6 million as of December 31, 2022. The $29.0 million decrease was primarily attributable to a $13.4 million decrease in cash and cash equivalents resulted primarily from our stock repurchase program and a $7.4 million increase in accrued expense resulted primarily from termination related charges under the Program.

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $7.9 million for the three months ended March 31, 2023, compared to $12.8 million of cash inflow provided by operating activities for the three months ended March 31, 2022. The net operating cash inflow for the three months ended March 31, 2023 reflects our net loss of $21.5 million, as adjusted favorably by $18.3 million, which mainly consisted of depreciation and amortization, provision for severance benefits, and net foreign currency loss, and net favorable impact of $11.1 million from changes of operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $3.6 million for the three months ended March 31, 2023, compared to $2.1 million of cash outflow used in investing activities for the three months ended March 31, 2022. The $1.5 million increase was primarily attributable to a $3.4 million increase in guarantee deposits, which was offset in part by a $1.1 million net decrease in hedge collateral and a $0.8 million decrease in purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $12.4 million for the three months ended March 31, 2023, compared to $0.8 million of cash inflow provided by financing activities for the three months ended March 31, 2022. The financing cash outflow for the three months ended March 31, 2023 was primarily attributable to a payment of $11.9 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the three months ended March 31, 2022 was primarily attributable to $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $0.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the three months ended March 31, 2023, capital expenditures for property, plant and equipment were $0.1 million, a $0.8 million, or 85.7%, decrease from $0.9 million for the three months ended March 31, 2022. The capital expenditures for the three months ended March 31, 2023 and 2022 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, or our 2022 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2022 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2022 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the market risk that the value of a financial instrument will fluctuate due to changes in market conditions, primarily from changes in foreign currency exchange rates. In the normal course of our business, we are subject to market risks associated with currency movements on our assets and liabilities.

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2023 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.5 million in our U.S. dollar financial instruments and cash balances.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2022 Form 10-K.

See also “Item 1A. Risk Factors” in this Report and “Part I: Item 1A. Risk Factors” of our 2022 Form 10-K for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements.

In addition to the other information contained in this Report and the other reports and materials the Company files with the SEC, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2022 Form 10-K as well as in our subsequent filings with the SEC. The risks described herein and therein are not the only ones we face.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
January 2023	210,192	$10.45	210,192	$35,292
February 2023	222,314	$10.16	222,314	$33,033
March 2023(1)	807,487	$9.22	805,966	$25,601
Total	1,239,993	$9.60	1,238,472	$25,601

(1)	Includes 1,521 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
(2)
On August 31, 2022, the Company’s Board of Directors authorized an expansion of the Company’s previously announced stock repurchase program from $75 million to $87.5 million of the Company’s common stock. The Company has already repurchased shares worth $37.5 million under the program through an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association. The remaining $50.0 million of the expanded $87.5 million program will be repurchased in the open market or through privately negotiated transactions. In connection with the repurchase program, the Company established a stock trading plan with Oppenheimer & Co. Inc. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 8, 2023	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)