Form 10-Q
period 2023-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2023-08-08
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2023, the registrant had 40,259,499 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
SIGNATURES		47

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2023	December 31, 2022

	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$172,954	$225,477
Accounts receivable, net	35,009	35,380
Inventories, net	32,337	39,883
Other receivables	3,498	7,847
Prepaid expenses	9,553	10,560
Hedge collateral (Note 6)	2,120	2,940
Other current assets (Note 16)	19,070	15,766

Total current assets	274,541	337,853
Property, plant and equipment, net	101,067	110,747
Operating lease right-of-use assets	5,224	5,265
Intangible assets, net	1,706	1,930
Long-term prepaid expenses	7,430	10,939
Deferred income taxes	37,141	38,324
Other non-current assets	16,626	11,587

Total assets	$443,735	$516,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,367	$17,998
Other accounts payable	8,473	9,702
Accrued expenses (Note 5)	10,456	9,688
Accrued income taxes	91	3,154
Operating lease liabilities	1,745	1,397
Other current liabilities	4,506	5,306

Total current liabilities	45,638	47,245
Accrued severance benefits, net	20,123	23,121
Non-current operating lease liabilities	3,671	4,091
Other non-current liabilities	10,011	14,035

Total liabilities	79,443	88,492

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,449,782 shares issued and 40,133,898 outstanding at June 30, 2023 and 56,432,449 shares issued and 43,824,575 outstanding at December 31, 2022	564	564
Additional paid-in capital	269,297	266,058
Retained earnings	310,089	335,506
Treasury stock, 16,315,884 shares at June 30, 2023 and 12,607,874 shares at December 31, 2022, respectively	(199,248)	(161,422)
Accumulated other comprehensive loss	(16,410)	(12,553)

Total stockholders’ equity	364,292	428,153

Total liabilities and stockholders’ equity	$443,735	$516,645

The accompanying notes are an integral part of these consolidated financial statements
.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unau
d
ited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$51,375	$91,288	$102,889	$185,298
Net sales – transitional Fab 3 foundry services	9,604	10,088	15,095	20,171

Total revenues	60,979	101,376	117,984	205,469
Cost of sales:
Cost of sales – standard products business	37,867	63,620	75,179	119,700
Cost of sales – transitional Fab 3 foundry services	9,574	8,811	17,173	17,828

Total cost of sales	47,441	72,431	92,352	137,528

Gross profit	13,538	28,945	25,632	67,941
Operating expenses:
Selling, general and administrative expenses	12,137	12,736	24,302	26,899
Research and development expenses	11,255	13,410	24,553	25,364
Early termination and other charges	802	797	9,251	797

Total operating expenses	24,194	26,943	58,106	53,060

Operating income (loss)	(10,656)	2,002	(32,474)	14,881
Interest income	2,692	1,061	5,534	1,776
Interest expense	(200)	(499)	(456)	(610)
Foreign currency gain (loss), net	1,237	(7,012)	(2,193)	(7,702)
Other income (loss), net	3	211	(32)	429

Income (loss) before income tax expense	(6,924)	(4,237)	(29,621)	8,774
Income tax expense (benefit)	(2,977)	(897)	(4,204)	2,586

Net income (loss)	$(3,947)	$(3,340)	$(25,417)	$6,188

Basic earnings (loss) per common share—	$(0.09)	$(0.07)	$(0.60)	$0.14
Diluted earnings (loss) per common share—	$(0.09)	$(0.07)	$(0.60)	$0.13
Weighted average number of shares—
Basic	41,741,310	44,897,278	42,561,514	45,248,293
Diluted	41,741,310	44,897,278	42,561,514	46,329,559
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (
Unaudited
)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(In thousands of U.S. dollars)
Net income (loss)	$(3,947)	$(3,340)	$(25,417)	$6,188

Other comprehensive loss
Foreign currency translation adjustments	(2,285)	(6,862)	(4,193)	(9,907)
Derivative adjustments
Fair valuation of derivatives	(375)	(6,477)	(1,510)	(7,741)
Reclassification adjustment for loss on derivatives included in net income (loss)	1,243	1,796	1,846	2,558

Total other comprehensive loss	(1,417)	(11,543)	(3,857)	(15,090)

Total comprehensive loss	$(5,364)	$(14,883)	$(29,274)	$(8,902)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (
Unaudited
)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount

Three Months Ended June 30, 2023:
Balance at March 31, 2023	42,589,315	$564	$267,187	$314,036	$(173,441)	$(14,993)	$393,353
Stock-based compensation	—	—	2,092	—	—	—	2,092
Exercise of stock options	2,600	0	18	—	—	—	18
Settlement of restricted stock units	10,000	0	(0)	—	—	—	—
Acquisition of treasury stock	(2,468,017)	—	—	—	(25,807)	—	(25,807)
Other comprehensive loss, net	—	—	—	—	—	(1,417)	(1,417)
Net loss	—	—	—	(3,947)	—	—	(3,947)

Balance at June 30, 2023	40,133,898	$564	$269,297	$310,089	$(199,248)	$(16,410)	$364,292

Three Months Ended June 30, 2022:
Balance at March 31, 2022	44,894,385	$562	$261,830	$353,070	$(148,523)	$(5,777)	$461,162
Stock-based compensation	—	—	1,988	—	—	—	1,988
Exercise of stock options	1,000	0	5	—	—	—	5
Settlement of restricted stock units	8,333	0	(125)	—	—	—	(125)
Other comprehensive loss, net	—	—	—	—	—	(11,543)	(11,543)
Net loss	—	—	—	(3,340)	—	—	(3,340)

Balance at June 30, 2022	44,903,718	$562	$263,698	$349,730	$(148,523)	$(17,320)	$448,147

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2023:

Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153
Stock-based compensation	—	—	3,212	—	—	—	3,212
Exercise of stock options	4,000	0	27	—	—	—	27
Settlement of restricted stock units	13,333	0	(0)	—	—	—	—
Acquisition of treasury stock	(3,708,010)	—	—	—	(37,826)	—	(37,826)
Other comprehensive loss, net	—	—	—	—	—	(3,857)	(3,857)
Net loss	—	—	—	(25,417)	—	—	(25,417)

Balance at June 30, 2023	40,133,898	$564	$269,297	$310,089	$(199,248)	$(16,410)	$364,292

Six Months Ended June 30, 2022:
Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762
Stock-based compensation	—	—	3,626	—	—	—	3,626
Exercise of stock options	152,326	1	1,785	—	—	—	1,786
Settlement of restricted stock units	177,128	2	(127)	—	—	—	(125)
Acquisition of treasury stock	(53,464)	—	—	—	(1,000)	—	(1,000)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Other comprehensive loss, net	—	—	—	—	—	(15,090)	(15,090)
Net income	—	—	—	6,188	—	—	6,188

Balance at June 30, 2022	44,903,718	$562	$263,698	$349,730	$(148,523)	$(17,320)	$448,147

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (
Unaudited
)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$(25,417)	$6,188
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,502	7,602
Provision for severance benefits	4,091	3,240
Loss on foreign currency, net	9,117	29,183
Provision for inventory reserves	1,121	5,282
Stock-based compensation	3,212	3,626
Other, net	450	712
Changes in operating assets and liabilities
Accounts receivable, net	(342)	(12,377)
Inventories	4,911	(5,486)
Other receivables	4,407	11,640
Other current assets	395	(2,089)
Accounts payable	2,880	2,429
Other accounts payable	(6,488)	(5,861)
Accrued expenses	1,104	(2,709)
Accrued income taxes	(2,972)	(11,513)
Other current liabilities	(471)	(2,153)
Other non-current liabilities	(214)	570
Payment of severance benefits	(5,728)	(2,934)
Other, net	(487)	(385)

Net cash provided by (used in) operating activities	(1,929)	24,965
Cash flows from investing activities
Proceeds from settlement of hedge collateral	3,335	2,805
Payment of hedge collateral	(2,586)	(6,844)
Purchase of property, plant and equipment	(1,518)	(1,511)
Payment for intellectual property registration	(163)	(153)
Payment of guarantee deposits	(6,907)	(1,049)
Other, net	1,445	14

Net cash used in investing activities	(6,394)	(6,738)
Cash flows from financing activities
Proceeds from exercise of stock options	27	1,786
Acquisition of treasury stock	(36,840)	(1,826)
Repayment of financing related to water treatment facility arrangement	(248)	(261)
Repayment of principal portion of finance lease liabilities	(46)	(32)

Net cash used in financing activities	(37,107)	(333)
Effect of exchange rates on cash and cash equivalents	(7,093)	(23,644)

Net decrease in cash and cash equivalents	(52,523)	(5,750)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	225,477	279,547

Cash and cash equivalents at end of period	$172,954	$273,797

Supplemental cash flow information
Cash paid for income taxes	$3,599	$14,022
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$477	$4,050
Non-cash financing activities
Unsettled common stock repurchases	$1,379	$—
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
(the “Transitional Fab 3 Foundry Services”).
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2022 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022.
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2023 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022.

2. Inventories
Inventories as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$5,025	$6,799
Semi-finished goods and work-in-process	35,379	40,265
Raw materials	6,664	7,460
Materials in-transit	14	36
Less: inventory reserve	(14,745)	(14,677)

Inventories, net	$32,337	$39,883

Changes in inventory reserve for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

	June 30, 2023		June 30, 2022
Beginning balance	$(14,941)	$(14,677)	$(5,555)	$(5,730)
Change in reserve
Inventory reserve charged to costs of sales	(2,023)	(4,607)	(6,093)	(7,700)
Sale of previously reserved inventory	2,047	3,523	872	2,324

	24	(1,084)	(5,221)	(5,376)
Write off	67	482	84	295
Translation adjustments	105	534	486	605

Ending balance	$(14,745)	$(14,745)	$(10,206)	$(10,206)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2023 and December 31, 2022 are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Buildings and related structures	$24,048	$24,780
Machinery and equipment	134,806	137,666
Finance lease right-of-use assets	702	389
Others	33,689	33,890

	193,245	196,725
Less: accumulated depreciation	(105,929)	(101,502)
Land	12,583	13,034
Construction in progress	1,168	2,490

Property, plant and equipment, net	$101,067	$110,747

Aggregate depreciation expenses totaled $8,183 thousand and $7,239 thousand for the six months ended June 30, 2023 and 2022, respectively.
4. Intangible Assets
Intangible assets as of June 30, 2023 and December 31, 2022 are comprised of the following (in thousands):

	June 30, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,923	$(7,217)	$1,706

Intangible assets	$8,923	$(7,217)	$1,706

	December 31, 2022
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,111	$(7,181)	$1,930

Intangible assets	$9,111	$(7,181)	$1,930

Aggregate amortization expenses for intangible assets totaled $319 thousand and $363 thousand for the six months ended June 30, 2023 and 2022, respectively.
5. Accrued Expenses
Accrued expenses as of June 30, 2023 and December 31, 2022 are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll, benefits and related taxes, excluding severance benefits	$7,210	$7,620
Withholding tax attributable to intercompany interest income	886	43
Outside service fees	1,522	1,642
Others	838	383

Accrued expenses	$10,456	$9,688

1
0

6. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of June 30, 2023 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$24,000	July 2023 to December 2023
March 08, 2023	$18,000	July 2023 to December 2023
April 03, 2023	$23,000	December 2023 to June 2024
Details of the zero cost collar contracts as of December 31, 2022 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
January 04, 2022	$30,000	January 2023 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$42,000	January 2023 to December 2023
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2023	December 31, 2022
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,776	$2,015
Offsetting of derivative liabilities as of June 30, 2023 is as follows (in thousands):

As of June 30, 2023	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,776	$—	$1,776	$—	$(1,120)	$656
Offsetting of derivative liabilities as of December 31, 2022 is as follows (in thousands):

As of December 31, 2022	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,015	$—	$2,015	$—	$(1,940)	$75
1
1

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2023 and 2022 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022		2023	2022

Zero cost collars	$(375)	$(6,477)	Net sales	$(1,243)	$(1,796)	Other income, net	$(20)	$184

	$(375)	$(6,477)		$(1,243)	$(1,796)		$(20)	$184

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022		2023	2022

Zero cost collars	$(1,510)	$(7,741)	Net sales	$(1,846)	$(2,558)	Other income (loss), net	$(74)	$55

	$(1,510)	$(7,741)		$(1,846)	$(2,558)		$(74)	$55

As of June 30, 2023, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $889 thousand.
The Company set aside cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

Counterparty	June 30, 2023	December 31, 2022
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand. As of June 30, 2023, $1,120 thousand of additional cash collateral was required by NFIK, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2022, $1,840 thousand and $100 thousand of additional cash collateral were required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

7. Fair Value Measurements
Fair Value of Financial Instruments
As of June 30, 2023, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2023	Fair Value Measurement June 30, 2023	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative liabilities (other current liabilities)	$1,776	$1,776	—	$1,776	—
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
It
em
s not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.

1

8. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2023, 97% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

	June 30, 2023		June 30, 2022

Beginning balance	$48,574	$48,496	$50,771	$51,567
Provisions	1,761	4,091	1,570	3,240
Severance payments	(4,857)	(5,728)	(1,545)	(2,934)
Translation adjustments	(357)	(1,738)	(3,210)	(4,287)

	45,121	45,121	47,586	47,586
Less: Cumulative contributions to severance insurance deposit accounts	(24,816)	(24,816)	(16,894)	(16,894)
The National Pension Fund	(30)	(30)	(44)	(44)
Group severance insurance plan	(152)	(152)	(182)	(182)

Accrued severance benefits, net	$20,123	$20,123	$30,466	$30,466

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2023	$168
2024	319
2025	739
2026	669
2027	372
2028	3,514
2029 – 2033	18,215
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

1

9. Early Termination and Other Charges
During the first quarter of 2023, the Company commenced the voluntary resignation program (the “
2023 Resignation
Pr
ogram”), which was available for the employees with more than 20 years of service. For the six months ended June 30, 2023, the Company recorded in its consolidated statement of operations $8,449 thousand of termination related charges as “early termination and other charges”, which were paid during the second quarter of 2023.
For the three and six months ended June 30, 2023, the Company also recorded $802 thousand of one-time
employee incentives. For the three and six months ended June 30, 2022, the Company recorded $797 thousand of professional service fees and expenses incurred in connection with certain strategic evaluations.
10. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2023 and December 31, 2022, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $293,077 thousand and $310,988 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,312.8:1 and 1,267.3:1 using the first base rate as of June 30, 2023 and December 31, 2022, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $2,977 thousand and $4,204 thousand, respectively, primarily attributable to the estimated taxable loss of its Korean subsidiary for the respective period.
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

1

12. Geographic and Other Information
The following sets forth information relating to the single operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Standard products business
Display Solutions	$9,657	$28,336	$20,498	$57,521
Power Solutions	41,718	62,952	82,391	127,777

Total standard products business	51,375	91,288	102,889	185,298
Transitional Fab 3 foundry services	9,604	10,088	15,095	20,171

Total revenues	$60,979	$101,376	$117,984	$205,469

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross Profit
Standard products business	$13,508	$27,668	$27,710	$65,598
Transitional Fab 3 foundry services	30	1,277	(2,078)	2,343

Total gross profit	$13,538	$28,945	$25,632	$67,941

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Korea	$14,394	$31,168	$30,890	$62,198
Asia Pacific (other than Korea)	35,024	56,068	66,925	114,328
United States	236	2,492	1,281	5,356
Europe	1,721	1,560	3,793	3,416

Total	$51,375	$91,288	$102,889	$185,298

For the three months ended June 30, 2023 and 2022, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong together represented 67.5% and 56.5%, respectively, and net sales—standard products business in Vietnam represented 11.3% and 26.7%, respectively. For the six months ended June 30, 2023 and 2022, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 62.9% and 64.0%, respectively, and net sales—standard products business in Vietnam represented 14.4% and 20.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 72% and 73% for the three months ended June 30, 2023 and 2022, respectively, and 70% and 72% for the six months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023, the Company had two customers that represented 15.1% and 13.5% of its net sales—standard products business, respectively. For the six months ended June 30, 2023, the Company had two customers that represented 15.0% and 14.4% of its net sales—standard products business, respectively. For the three months ended June 30, 2022, the Company had two customers that represented 26.7% and 13.3% of its net sales – standard products business. For the six months ended June 30, 2022, the Company had two customers that represented 26.1% and 13.1% of its net sales – standard products business.
As of June 30, 2023, the Company’s accounts receivable was concentrated with four customers at June 30, 2023, who represented a total of 59% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), compared with four customers at December 31, 2022, who represented 56% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services).

1

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency translation adjustments	$(15,521)	$(11,328)
Derivative adjustments	(889)	(1,225)

Total	$(16,410)	$(12,553)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022 are as follows (in thousands):

Three Months Ended June 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(13,236)	$(1,757)	$(14,993)

Other comprehensive loss before reclassifications	(2,285)	(375)	(2,660)
Amounts reclassified from accumulated other comprehensive loss	—	1,243	1,243

Net current-period other comprehensive loss	(2,285)	868	(1,417)

Ending balance	$(15,521)	$(889)	$(16,410)

Three Months Ended June 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(3,815)	$(1,962)	$(5,777)

Other comprehensive loss before reclassifications	(6,862)	(6,477)	(13,339)
Amounts reclassified from accumulated other comprehensive loss	—	1,796	1,796

Net current-period other comprehensive loss	(6,862)	(4,681)	(11,543)

Ending balance	$(10,677)	$(6,643)	$(17,320)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

Six Months Ended June 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(4,193)	(1,510)	(5,703)
Amounts reclassified from accumulated other comprehensive loss	—	1,846	1,846

Net current-period other comprehensive loss	(4,193)	336	(3,857)

Ending balance	$(15,521)	$(889)	$(16,410)

Six Months Ended June 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(9,907)	(7,741)	(17,648)
Amounts reclassified from accumulated other comprehensive loss	—	2,558	2,558

Net current-period other comprehensive loss	(9,907)	(5,183)	(15,090)

Ending balance	$(10,677)	$(6,643)	$(17,320)

1

14. Stock Repurchases
Accelerated Stock Repurchase Program
On December 21, 2021, the Board of Directors authorized the Company to repurchase up to $75,000 thousand of its outstanding common stock and the Company entered into an accelerated stock repurchase agreement dated December 21, 2021
(the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37,500 thousand of its common stock.
Pursuant to the terms of the ASR Agreement, the Company paid to JPM $37,500 thousand in cash and received an initial delivery of 994,695 shares of its common stock in the open market for an aggregate purchase price of $20,073 thousand and a price per share of $20.18 on December 22, 2021.
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
Expanded Stock Repurchase Program
On August 31, 2022, the Board of Directors authorized an expansion of the Company’s previously announced stock repurchase program from $75,000 thousand to $87,500 thousand of its common stock. The remaining $50,000 thousand of the expanded $87,500 thousand program was expected
to be repurchased in the open market or through privately negotiated transactions.
In June 2023, the Company completed the repurchase of its common stock under its expanded stock repurchase program
using the remaining $50,000 thousand
through open market purchase
s
.
From September 2022 to December 2022, the Company repurchased 1,235,650 shares of its common stock in the open market for an aggregate purchase price of $12,511 thousand and a price per share of $10.13 under the expanded
stock repurchase program.
During the first half of 2023, the Company repurchased 3,705,443 shares of its common stock in the open market for an aggregate purchase price of $37,429 thousand and a price per share of $10.10 under the expanded
stock repurchase program.

1

15. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Net income (loss)	$(3,947)	$(3,340)	$(25,417)	$6,188
Basic weighted average common stock outstanding	41,741,310	44,897,278	42,561,514	45,248,293
Basic earnings (loss) per common share	$(0.09)	$(0.07)	$(0.60)	$0.14
Diluted earnings (loss) per share
Net income (loss)	$(3,947)	$(3,340)	$(25,417)	$6,188
Basic weighted average common stock outstanding	41,741,310	44,897,278	42,561,514	45,248,293
Net effect of dilutive equity awards	—	—	—	1,081,266

Diluted weighted average common stock outstanding	41,741,310	44,897,278	42,561,514	46,329,559
Diluted earnings (loss) per share	$(0.09)	$(0.07)	$(0.60)	$0.13
Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the three and six months ended June 30, 2023 and three months ended June 30, 2022, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Options	903,558	1,145,551	903,558	130,000
Restricted Stock Units	1,538,791	1,121,574	1,538,791	—

16. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $4,117 thousand and $6,605 thousand as other current assets as of June 30, 2023 and December 31, 2022, respectively.

2
0

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

2
1

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

Recent Developments

New Stock Repurchase Program

On July 19, 2023, our Board of Directors authorized a new $50 million stock buyback program. Purchases may be made in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The actual number of shares purchased, and the timing of purchases, will be at our discretion.

Prior Expanded Stock Repurchase Program

On August 31, 2022, our Board of Directors authorized an expansion of the previously announced stock repurchase program from $75.0 million to $87.5 million of our common stock. We repurchased shares worth $37.5 million under the prior program through an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association. The remaining $50.0 million of the expanded $87.5 million program was expected to be repurchased in the open market or through privately negotiated transactions.

In June 2023, we completed the repurchase of our common stock under the prior expanded stock repurchase program using the remaining $50 million through open market purchases.

From September 2022 to December 2022, we repurchased 1,235,650 shares of our common stock in the open market for an aggregate purchase price of $12.5 million and a price per share of $10.13 under the prior expanded stock repurchase program.

During the first half of 2023, we repurchased 3,705,443 shares of our common stock in the open market for an aggregate purchase price of $37.4 million and a price per share of $10.10 under the prior expanded stock repurchase program.

COVID-19

Many of the restrictions and containment measures implemented to combat COVID-19 have since been lifted or scaled back, and we are not currently experiencing any significant impact to our business as a result of COVID-19. We will continue to monitor and evaluate the nature and scope of the impact of COVID-19 on our business in the event of a reemergence of the pandemic.

Macroeconomic Industry Conditions

The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, capacity constraints, inventory corrections, shifting customer and end-user demand, and fluctuations in currency rates, any one and all of which can cause volatility and unpredictability in the market. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.

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

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) early termination and other charges. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax expense (benefit), and depreciation and amortization.

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

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(Dollars in millions)
Net income (loss)	$(3.9)	$(25.4)	$(3.3)	$6.2
Interest income	(2.7)	(5.5)	(1.1)	(1.8)
Interest expense	0.2	0.5	0.5	0.6
Income tax expense (benefit)	(3.0)	(4.2)	(0.9)	2.6
Depreciation and amortization	4.1	8.5	3.7	7.6

EBITDA	$(5.3)	$(26.2)	$(1.1)	$15.2
Adjustments:
Equity-based compensation expense(a)	2.1	3.2	2.0	3.6
Foreign currency loss (gain), net(b)	(1.2)	2.2	7.0	7.7
Derivative valuation loss (gain), net(c)	0.0	0.1	(0.2)	(0.1)
Early termination and other charges(d)	0.8	9.3	0.8	0.8

Adjusted EBITDA	$(3.6)	$(11.5)	$8.5	$27.3

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

(d)

For the six months ended June 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Resignation Program that we offered to certain employees during the first quarter of 2023. For the three and six months ended June 30, 2023, this adjustment eliminates $0.8 million of one-time employee incentives. For the three and six months ended June 30, 2022, this adjustment eliminates $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

We present Adjusted Operating Income (Loss) as supplemental measures of our performance. We prepare Adjusted Operating Income (Loss) by adjusting operating income (loss) to eliminate the impact of equity-based compensation expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Operating Income (Loss) is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations.

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income or any other performance measure derived in accordance with U.S GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense and (ii) early termination and other charges.

The following table summarizes the adjustments to operating income (loss) that we make in order to calculate Adjusted Operating Income (Loss) for the periods indicated:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(Dollars in millions)
Operating income (loss)	$(10.7)	$(32.5)	$2.0	$14.9
Adjustments:
Equity-based compensation expense(a)	2.1	3.2	2.0	3.6
Early termination and other charges(b)	0.8	9.3	0.8	0.8

Adjusted Operating Income (Loss)	$(7.8)	$(20.0)	$4.8	$19.3

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

(b)

For the six months ended June 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Resignation Program that we offered to certain employees during the first quarter of 2023. For the three and six months ended June 30, 2023, this adjustment eliminates $0.8 million of one-time employee incentives. For the three and six months ended June 30, 2022, this adjustment eliminates $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

We present Adjusted Net Income (Loss) (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) (including on a per share basis) by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income or any other performance measure derived in accordance with U.S GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) early termination and other charges and (v) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) (including on a per share basis) for the periods indicated:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(Dollars in millions, except per share data)
Net income (loss)	$(3.9)	$(25.4)	$(3.3)	$6.2
Adjustments:
Equity-based compensation expense(a)	2.1	3.2	2.0	3.6
Foreign currency loss (gain), net(b)	(1.2)	2.2	7.0	7.7
Derivative valuation loss (gain), net(c)	0.0	0.1	(0.2)	(0.1)
Early termination and other charges(d)	0.8	9.3	0.8	0.8
Income tax effect on non-GAAP adjustments(e)	(0.2)	(2.2)	4.3	5.2

Adjusted Net Income (Loss)	$(2.5)	$(12.8)	$10.6	$23.5

Reported earnings (loss) per share – basic	$(0.09)	$(0.60)	$(0.07)	$0.14
Reported earnings (loss) per share – diluted	$(0.09)	$(0.60)	$(0.07)	$0.13
Weighted average number of shares – basic	41,741,310	42,561,514	44,897,278	45,248,293
Weighted average number of shares – diluted	41,741,310	42,561,514	44,897,278	46,329,559
Adjusted earnings (loss) per share – basic	$(0.06)	$(0.30)	$0.24	$0.52
Adjusted earnings (loss) per share – diluted	$(0.06)	$(0.30)	$0.23	$0.51
Weighted average number of shares – basic	41,741,310	42,561,514	44,897,278	45,248,293
Weighted average number of shares – diluted	41,741,310	42,561,514	45,937,515	46,329,559

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

(d)

For the six months ended June 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Resignation Program that we offered to certain employees during the first quarter of 2023. For the three and six months ended June 30, 2023, this adjustment eliminates $0.8 million of one-time employee incentives. For the three and six months ended June 30, 2022, this adjustment eliminates $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)

For the three and six months ended June 30, 2023 and 2022, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense (benefit) of each jurisdiction with or without the non-GAAP adjustments. For the three and six months ended June 30, 2023, this adjustment eliminates the income tax effect on non-GAAP adjustments of negative $0.2 million and negative $2.2 million, respectively, which mainly related to our Korean subsidiary. For the three and six months ended June 30, 2022, this adjustment eliminates the income tax effect on non-GAAP adjustments of $4.3 million and $5.2 million, respectively, which mainly related to our Korean subsidiary.

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

Because of these limitations, Adjusted Net Income (Loss) should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted Net Income (Loss) only as a supplement.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2023 and 2022, we sold products to 138 and 158 customers, respectively, and our net sales to our ten largest customers represented 70% and 72% of our net sales—standard products business, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2023, approximately 97% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2023, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $293.1 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth consolidated results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$51.4	84.3%	$91.3	90.0%	$(39.9)
Net sales – transitional Fab 3 foundry services	9.6	15.7	10.1	10.0	(0.5)

Total revenues	61.0	100.0	101.4	100.0	(40.4)
Cost of sales
Cost of sales – standard products business	37.9	62.1	63.6	62.8	(25.8)
Cost of sales – transitional Fab 3 foundry services	9.6	15.7	8.8	8.7	0.8

Total cost of sales	47.4	77.8	72.4	71.4	(25.0)

Gross profit	13.5	22.2	28.9	28.6	(15.4)
Selling, general and administrative expenses	12.1	19.9	12.7	12.6	(0.6)
Research and development expenses	11.3	18.5	13.4	13.2	(2.2)
Other charges	0.8	1.3	0.8	0.8	0.0

Operating income (loss)	(10.7)	(17.5)	2.0	2.0	(12.7)
Interest income	2.7	4.4	1.1	1.0	1.6
Interest expense	(0.2)	(0.3)	(0.5)	(0.5)	0.3
Foreign currency gain (loss), net	1.2	2.0	(7.0)	(6.9)	8.2
Others, net	0.0	0.0	0.2	0.2	(0.2)

	3.7	6.1	(6.2)	(6.2)	10.0

Loss before income tax expense	(6.9)	(11.4)	(4.2)	(4.2)	(2.7)
Income tax benefit	(3.0)	(4.9)	(0.9)	(0.9)	(2.1)

Net loss	$(3.9)	(6.5)	$(3.3)	(3.3)	$(0.6)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$9.7	15.8%	$28.3	28.0%	$(18.7)
Power Solutions	41.7	68.4	63.0	62.0	(21.2)

Total standard products business	51.4	84.3	91.3	90.0	(39.9)
Net sales – transitional Fab 3 foundry services	9.6	15.7	10.1	10.0	(0.5)

Total revenues	$61.0	100.0%	$101.4	100.0%	$(40.4)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$13.5	26.3%	$27.7	30.3%	$(14.2)
Gross profit – transitional Fab 3 foundry services	0.0	0.3	1.3	12.7	(1.2)

Total gross profit	$13.5	22.2%	$28.9	28.6%	$(15.4)

Revenues

Total revenues were $61.0 million for the three months ended June 30, 2023, a $40.4 million, or 39.8%, decrease compared to $101.4 million for the three months ended June 30, 2022. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $51.4 million for the three months ended June 30, 2023, a $39.9 million, or 43.7%, decrease compared to $91.3 million for the three months ended June 30, 2022. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from weak global macroeconomic conditions, lingering weakness in Chinese smartphone orders and a lack of new design-wins caused by a supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decrease in net sales from our Power Solutions business line was attributable to lower demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs, smartphones and e-bikes, due mainly to the industry-wide slowdown.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $9.6 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively.

Gross Profit

Total gross profit was $13.5 million for the three months ended June 30, 2023 compared to $28.9 million for the three months ended June 30, 2022, a $15.4 million, or 53.2%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2023 decreased to 22.2% compared to 28.6% for the three months ended June 30, 2022. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $13.5 million for the three months ended June 30, 2023, which represented a $14.2 million, or 51.2%, decrease from gross profit of $27.7 million for the three months ended June 30, 2022. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our standard product business as explained above. Gross profit as a percentage of net sales for the three months ended June 30, 2023 decreased to 26.3% compared to 30.3% for the three months ended June 30, 2022. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix as well as higher manufacturing input costs such as electricity and wages, and a significant drop in the utilization rate of our internal fabrication facility in Gumi.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$14.4	28.0%	$31.2	34.1%	$(16.8)
Asia Pacific (other than Korea)	35.0	68.2	56.1	61.4	(21.0)
United States	0.2	0.5	2.5	2.7	(2.3)
Europe	1.7	3.3	1.6	1.7	0.2

	$51.4	100.0%	$91.3	100.0%	$(39.9)

Net sales – standard products business in Korea for the three months ended June 30, 2023 decreased from $31.2 million to $14.4 million compared to the three months ended June 30, 2022, or by $16.8 million, or 53.8%, primarily due to lower demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and smartphone applications. Weak demand for our mobile OLED display driver ICs and our OLED TV display driver ICs also unfavorably affected this quarter.

Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended June 30, 2023 decreased to $35.0 million from $56.1 million in the three months ended June 30, 2022, or by $21.0 million, or 37.5%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from weak global macroeconomic conditions, lingering weakness in Chinese smartphone orders and a lack of new design-wins caused by a supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decreased demand for our power products such as MOSFETs, primarily for e-bikes, and IGBTs mainly for solar inverters also unfavorably affected this quarter.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.1 million, or 19.9% of total revenues, for the three months ended June 30, 2023, compared to $12.7 million, or 12.6% of total revenues, for the three months ended June 30, 2022. The decrease of $0.6 million, or 4.7%, was primarily attributable to a decrease in employee compensation including certain incentives, a decrease in certain sales and marketing expense, and a decrease in running royalties recognized based on the revenue of certain mobile OLED display driver ICs, which were offset in part by an increase in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $11.3 million, or 18.5% of total revenues, for the three months ended June 30, 2023, compared to $13.4 million, or 13.2% of total revenues, for the three months ended June 30, 2022. The decrease of $2.2 million, or 16.1%, was primarily attributable to a decrease in development activities for our 28-nanometer OLED display driver ICs, and a decrease in employee compensation including certain incentives.

Other Charges. For the three months ended June 30, 2023, we recorded $0.8 million of one-time employee incentives. For the three months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations.

Operating Income (Loss)

As a result of the foregoing, operating loss of $10.7 million was recorded for the three months ended June 30, 2023 compared to operating income of $2.0 million for the three months ended June 30, 2022. As discussed above, the decrease in operating income of $12.7 million resulted primarily from a $15.4 million decrease in gross profit, which was offset in part by a $2.2 million decrease in research and development expenses and a $0.6 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $2.7 million and $1.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase of $1.6 million, or 153.7%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from increased market interest rates.

Interest Expense. Interest expense was $0.2 million and $0.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended June 30, 2023 was $1.2 million compared to net foreign currency loss of $7.0 million for the three months ended June 30, 2022.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2023 and June 30, 2022, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $293.1 million and $352.6 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit

Income tax benefit was $3.0 million for the three months ended June 30, 2023, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.

Income tax benefit was $0.9 million for the three months ended June 30, 2022, which was primarily attributable to a decrease in our Korean subsidiary’s pre-tax income for the respective period due to the foreign currency translation in connection with intercompany loans.

Net Loss

As a result of the foregoing, a net loss of $3.9 million was recorded for the three months ended June 30, 2023 compared to a net loss of $3.3 million for the three months ended June 30, 2022. As discussed above, the $0.6 million increase in net loss was primarily attributable to a $12.7 million decrease in operating income, which was offset in part by an $8.2 million improvement in net foreign currency loss, a $2.1 million increase in income tax benefit and a $1.6 million increase in interest income.

Results of Operations – Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth consolidated results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$102.9	87.2%	$185.3	90.2%	$(82.4)
Net sales – transitional Fab 3 foundry services	15.1	12.8	20.2	9.8	(5.1)

Total revenues	118.0	100.0	205.5	100.0	(87.5)
Cost of sales
Cost of sales – standard products business	75.2	63.7	119.7	58.3	(44.5)
Cost of sales – transitional Fab 3 foundry services	17.2	14.6	17.8	8.7	(0.7)

Total cost of sales	92.4	78.3	137.5	66.9	(45.2)

Gross profit	25.6	21.7	67.9	33.1	(42.3)
Selling, general and administrative expenses	24.3	20.6	26.9	13.1	(2.6)
Research and development expenses	24.6	20.8	25.4	12.3	(0.8)
Early termination and other charges	9.3	7.8	0.8	0.4	8.5

Operating income (loss)	(32.5)	(27.5)	14.9	7.2	(47.4)
Interest income	5.5	4.7	1.8	0.9	3.8
Interest expense	(0.5)	(0.4)	(0.6)	(0.3)	0.2
Foreign currency loss, net	(2.2)	(1.9)	(7.7)	(3.7)	5.5
Others, net	(0.0)	(0.0)	0.4	0.2	(0.5)

	2.9	(2.4)	(6.1)	(3.0)	9.0

Income (loss) before income tax expense	(29.6)	(25.1)	8.8	4.3	(38.4)
Income tax expense (benefit)	(4.2)	(3.6)	2.6	1.3	(6.8)

Net income (loss)	$(25.4)	(21.5)	$6.2	3.0	$(31.6)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$20.5	17.4%	$57.5	28.0%	$(37.0)
Power Solutions	82.4	69.8	127.8	62.2	(45.4)

Total standard products business	102.9	87.2	185.3	90.2	(82.4)
Net sales – transitional Fab 3 foundry services	15.1	12.8	20.2	9.8	(5.1)

Total revenues	$118.0	100.0%	$205.5	100.0%	$(87.5)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$27.7	26.9%	$65.6	35.4%	$(37.9)
Gross profit – transitional Fab 3 foundry services	(2.1)	(13.8)	2.3	11.6	(4.4)

Total gross profit	$25.6	21.7%	$67.9	33.1%	$(42.3)

Revenues

Total revenues were $118.0 million for the six months ended June 30, 2023, an $87.5 million, or 42.6%, decrease compared to $205.5 million for the six months ended June 30, 2022. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $102.9 million for the six months ended June 30, 2023, an $82.4 million, or 44.5%, decrease compared to $185.3 million for the six months ended June 30, 2022. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from weak global macroeconomic conditions, lingering weakness in Chinese smartphone orders and a lack of new design-wins caused by a supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decrease in net sales from our Power Solutions business line was attributable to lower demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs, smartphones and e-bikes, due mainly to the industry-wide slowdown.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $15.1 million and $20.2 million for the six months ended June 30, 2023 and 2022, respectively.

Gross Profit

Total gross profit was $25.6 million for the six months ended June 30, 2023 compared to $67.9 million for the six months ended June 30, 2022, a $42.3 million, or 62.3%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2023 decreased to 21.7% compared to 33.1% for the six months ended June 30, 2022. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $27.7 million for the six months ended June 30, 2023, which represented a $37.9 million, or 57.8%, decrease from gross profit of $65.6 million for the six months ended June 30, 2022. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our standard product business as explained above. Gross profit as a percentage of net sales for the six months ended June 30, 2023 decreased to 26.9% compared to 35.4% for the six months ended June 30, 2022. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix as well as higher manufacturing input costs such as electricity and wages, and a significant drop in the utilization rate of our internal fabrication facility in Gumi.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$30.9	30.0%	$62.2	33.6%	$(31.3)
Asia Pacific (other than Korea)	66.9	65.0	114.3	61.7	(47.4)
United States	1.3	1.2	5.4	2.9	(4.1)
Europe	3.8	3.7	3.4	1.8	0.4

	$102.9	100.0%	$185.3	100.0%	$(82.4)

Net sales – standard products business in Korea for the six months ended June 30, 2023 decreased from $62.2 million to $30.9 million compared to the six months ended June 30, 2022, or by $31.3 million, or 50.3%, primarily due to lower demand for power products such as MOSFETs, including high-end MOSFETs, primarily for TVs and smartphone applications. Weak demand for our OLED TV display driver ICs also unfavorably affected in the first half of 2023.

Net sales – standard products business in Asia Pacific (other than Korea) for the six months ended June 30, 2023 decreased to $66.9 million from $114.3 million in the six months ended June 30, 2022, or by $47.4 million, or 41.5%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from a lower customer demand resulting from weak global macroeconomic conditions, lingering weakness in Chinese smartphone orders and a lack of new design-wins caused by a supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decreased demand for our power products such as MOSFETs, primarily for e-bikes, and IGBTs mainly for solar inverters also unfavorably affected in the first half of 2023.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.3 million, or 20.6% of total revenues, for the six months ended June 30, 2023, compared to $26.9 million, or 13.1% of total revenues, for the six months ended June 30, 2022. The decrease of $2.6 million, or 9.7%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals, a decrease in certain sales and marketing expenses, and a decrease in running royalties recognized based on the revenue of certain mobile OLED display driver ICs, which were offset in part by an increase in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $24.6 million, or 20.8% of total revenues, for the six months ended June 30, 2023, compared to $25.4 million, or 12.3% of total revenues, for the six months ended June 30, 2022. The decrease of $0.8 million, or 3.2%, was primarily attributable to a decrease in employee compensation including certain incentives.

Early Termination and Other Charges. For the six months ended June 30, 2023, we recorded $8.4 million of termination related charges in connection with the 2023 Resignation Program that we offered to certain employees during the first quarter of 2023. During the same period, we also recorded $0.8 million of one-time employee incentives. For the six months ended June 30, 2022, we recorded $0.8 million of professional service fees and expenses incurred in connection with certain strategic evaluations.

Operating Income (Loss)

As a result of the foregoing, operating loss of $32.5 million was recorded for the six months ended June 30, 2023 compared to operating income of $14.9 million for the six months ended June 30, 2022. As discussed above, the decrease in operating income of $47.4 million resulted primarily from a $42.3 million decrease in gross profit and an $8.5 million increase in early termination and other charges, which were offset in part by a $2.6 million decrease in selling, general and administrative expenses and a $0.8 million decrease in research and development expenses.

Other Income (Expense)

Interest Income. Interest income was $5.5 million and $1.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase of $3.8 million, or 211.6%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from increased market interest rates.

Interest Expense. Interest expense was $0.5 million and $0.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the six months ended June 30, 2023 was $2.2 million compared to net foreign currency loss of $7.7 million for the six months ended June 30, 2022. The net foreign currency loss for the six months ended June 30, 2023 and June 30, 2022 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2023 and June 30, 2022, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $293.1 million and $352.6 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit)

Income tax benefit was $4.2 million for the six months ended June 30, 2023, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.

Income tax expense was $2.6 million for the six months ended June 30, 2022, which was primarily attributable to interest on intercompany loan balances and income tax in our Korean subsidiary and the U.S. parent entity based on the estimated taxable income for the respective period.

Net Income (Loss)

As a result of the foregoing, a net loss of $25.4 million was recorded for the six months ended June 30, 2023 compared to a net income of $6.2 million for the six months ended June 30, 2022. As discussed above, the $31.6 million decrease in net income was primarily attributable to a $47.4 million decrease in operating income, which was offset in part by a $6.8 million increase in income tax benefit, a $5.5 million improvement in net foreign currency loss and a $3.8 million increase in interest income.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2023, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of June 30, 2023, the outstanding obligation of this arrangement is approximately $22.4 million for remaining service term through 2028.

As of June 30, 2023, cash and cash equivalents held by our Korean subsidiary were $166.3 million, which represents 96% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of June 30, 2023 was $228.9 million compared to $290.6 million as of December 31, 2022. The $61.7 million decrease was primarily attributable to a $52.5 million decrease in cash and cash equivalents resulted primarily from our continued execution of expanded stock repurchase program, and the 2023 Resignation Program that we offered and paid to certain employees during the first half of 2023.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $1.9 million for the six months ended June 30, 2023, compared to $25.0 million of cash inflow provided by operating activities for the six months ended June 30, 2022. The net operating cash outflow for the six months ended June 30, 2023 reflects our net loss of $25.4 million, as adjusted favorably by $26.5 million, which mainly consisted of depreciation and amortization, provision for severance benefits, and net foreign currency loss, and net unfavorable impact of $3.0 million from changes of operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $6.4 million for the six months ended June 30, 2023, compared to $6.7 million of cash outflow used in investing activities for the six months ended June 30, 2022. The $0.3 million decrease was primarily attributable to a $4.8 million net decrease in hedge collateral, which was offset in part by a $4.4 million net increase in guarantee deposits.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $37.1 million for the six months ended June 30, 2023, compared to $0.3 million of cash outflow used in financing activities for the six months ended June 30, 2022. The financing cash outflow for the six months ended June 30, 2023 was primarily attributable to a payment of $36.4 million for the repurchases of our common stock pursuant to our expanded stock repurchase program and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the six months ended June 30, 2022 was primarily attributable to a payment of $1.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset entirely by $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the six months ended June 30, 2023, capital expenditures for property, plant and equipment were $1.5 million, which remained flat, compared to $1.5 million for the six months ended June 30, 2022. The capital expenditures for the six months ended June 30, 2023 and 2022 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2023 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.4 million in our U.S. dollar financial instruments and cash balances.

See “Note 6. Derivative Financial Instruments” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” for additional information regarding our foreign exchange hedging activities.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Expanded trade restrictions imposed by Korea may further restrict our ability to sell to certain customers or engage in potential strategic opportunities.

Korea has been expanding its trade restrictions on the export (including various means of outflow, such as sale, transfer or certain licensing outside Korea) of technologies in order to support and foster technologies important to Korea’s economy and national security, which may prevent us from achieving our business objectives or may adversely affect our business.

On July 14, 2021, the OLED Display Driver IC (“OLED DDI”) design technology for display panels was designated as a “national core technology” (“NCT”) under the Act on Prevention of Leakage and Protection of Industrial Technology of Korea (the “ITA”). Since then, the Act on Special Measures for Strengthening and Protecting the Competitiveness of the National High-Tech Strategic Industry (the “Special Act”) was enacted and became effective on August 4, 2022, and more recently, on June 2, 2023, the Korean Ministry of Trade, Industry and Energy (the “MOTIE”) designated 17 technologies, including the OLED DDI design technology for display panels, as National High-Tech Strategic Technology (“NHST”) under the Special Act.

In the ordinary course of business, our Korean subsidiary may provide certain information relating to its products, including the OLED DDI, to customers, suppliers and vendors, and such disclosure of information may be subject to both the NCT and NHST trade restrictions. Since the addition of the OLED DDI design technology to the NCT list in July 2021, we have filed prior-reports with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports have thus far been accepted by the MOTIE. There is no assurance, however, that prior-reports for the export of our product-related information will be continue to be accepted by the MOTIE in the future. In the event that any such prior-report is not accepted, we may be unable to continue our business with the overseas customers, suppliers or vendors, including the manufacturing and delivery of our OLED DDI products.

In addition, our Korean subsidiary is required to obtain approval from the MOTIE in the event that there is any M&A transaction with respect to our Korean subsidiary that results in non-Korean ownership of 50% or more, or the exertion of control over the appointment of officers by a non-Korean person or entity as the largest shareholder. There is no assurance that the MOTIE will approve if such transaction is pursued in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
April 2023	325,501	$9.15	325,501	$22,622
May 2023	706,634	$9.58	706,634	$15,849
June 2023(1)	1,435,882	$11.00	1,434,836	—

Total	2,468,017	$10.35	2,466,971	—

(1)	Includes 1,046 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
(2)

On August 31, 2022, the Company’s Board of Directors authorized an expansion of the Company’s previously announced stock repurchase program from $75 million to $87.5 million of the Company’s common stock. The Company has already repurchased shares worth $37.5 million under the program through an accelerated stock repurchase agreement on December 21, 2021 with JPMorgan Chase Bank, National Association. The remaining $50.0 million of the expanded $87.5 million program was expected to be repurchased in the open market or through privately negotiated transactions. In June 2023, the Company completed the repurchase of its common stock under the prior expanded stock repurchase program using remaining $50 million through open market purchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Agreement, dated as of April 11, 2023, by and among Magnachip Semiconductor Corporation, Jackson Square Advisors LLC, GT Investments II Corp and Gilbert Nathan (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 13, 2023).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 8, 2023	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)