Form 10-Q
period 2023-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2023-11-08
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange
Act).    ☐  Yes
☒
  No
As of October 31, 2023, the registrant had 38,763,018 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
PART II OTHER INFORMATION		46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2023	December 31, 2022

	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$166,644	$225,477
Accounts receivable, net	41,119	35,380
Inventories, net	30,836	39,883
Other receivables	2,799	7,847
Prepaid expenses	9,095	10,560
Hedge collateral (Note 6)	2,680	2,940
Other current assets (Note 16)	24,572	15,766

Total current assets	277,745	337,853
Property, plant and equipment, net	96,141	110,747
Operating lease right-of-use assets	4,725	5,265
Intangible assets, net	1,583	1,930
Long-term prepaid expenses	6,124	10,939
Deferred income taxes	36,358	38,324
Other non-current assets	11,622	11,587

Total assets	$434,298	$516,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,446	$17,998
Other accounts payable	8,025	9,702
Accrued expenses	9,668	9,688
Accrued income taxes	48	3,154
Operating lease liabilities	1,735	1,397
Other current liabilities	4,495	5,306

Total current liabilities	47,417	47,245
Accrued severance benefits, net	20,160	23,121
Non-current operating lease liabilities	3,167	4,091
Other non-current liabilities	9,862	14,035

Total liabilities	80,606	88,492

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 56,655,377 shares issued and 39,667,995 outstanding at September 30, 2023 and 56,432,449 shares issued and 43,824,575 outstanding at December 31, 2022	566	564
Additional paid-in capital	271,419	266,058
Retained earnings	304,924	335,506
Treasury stock, 16,987,382 shares at September 30, 2023 and 12,607,874 shares at December 31, 2022, respectively	(204,645)	(161,422)
Accumulated other comprehensive loss	(18,572)	(12,553)

Total stockholders’ equity	353,692	428,153

Total liabilities and stockholders’ equity	$434,298	$516,645

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$51,619	$62,771	$154,508	$248,069
Net sales – transitional Fab 3 foundry services	9,626	8,428	24,721	28,599

Total revenues	61,245	71,199	179,229	276,668
Cost of sales:
Cost of sales – standard products business	36,829	45,497	112,008	165,197
Cost of sales – transitional Fab 3 foundry services	9,935	8,477	27,108	26,305

Total cost of sales	46,764	53,974	139,116	191,502

Gross profit	14,481	17,225	40,113	85,166
Operating expenses:
Selling, general and administrative expenses	12,089	11,411	36,391	38,310
Research and development expenses	11,627	13,321	36,180	38,685
Early termination and other charges, net	—	2,501	9,251	3,298

Total operating expenses	23,716	27,233	81,822	80,293

Operating income (loss)	(9,235)	(10,008)	(41,709)	4,873
Interest income	2,382	1,784	7,916	3,560
Interest expense	(189)	(278)	(645)	(888)
Foreign currency loss, net	(2,583)	(12,809)	(4,776)	(20,511)
Other income, net	87	174	55	603

Loss before income tax expense	(9,538)	(21,137)	(39,159)	(12,363)
Income tax benefit	(4,373)	(3,942)	(8,577)	(1,356)

Net loss	$(5,165)	$(17,195)	$(30,582)	$(11,007)

Basic loss per common share—	$(0.13)	$(0.38)	$(0.73)	$(0.24)
Diluted loss per common share—	$(0.13)	$(0.38)	$(0.73)	$(0.24)
Weighted average number of shares—
Basic	40,145,290	44,865,266	41,747,255	45,119,214
Diluted	40,145,290	44,865,266	41,747,255	45,119,214
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(In thousands of U.S. dollars)
Net loss	$(5,165)	$(17,195)	$(30,582)	$(11,007)

Other comprehensive loss
Foreign currency translation adjustments	(1,847)	(5,974)	(6,040)	(15,881)
Derivative adjustments
Fair valuation of derivatives	(1,013)	(11,757)	(2,523)	(19,498)
Reclassification adjustment for loss on derivatives included in net loss	698	2,820	2,544	5,378

Total other comprehensive loss	(2,162)	(14,911)	(6,019)	(30,001)

Total comprehensive loss	$(7,327)	$(32,106)	$(36,601)	$(41,008)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount

Three Months Ended September 30, 2023:
Balance at June 30, 2023	40,133,898	$564	$269,297	$310,089	$(199,248)	$(16,410)	$364,292
Stock-based compensation	—	—	2,171	—	—	—	2,171
Settlement of restricted stock units	205,595	2	(49)	—	—	—	(47)
Acquisition of treasury stock	(671,498)	—	—	—	(5,397)	—	(5,397)
Other comprehensive loss, net	—	—	—	—	—	(2,162)	(2,162)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at September 30, 2023	39,667,995	$566	$271,419	$304,924	$(204,645)	$(18,572)	$353,692

Three Months Ended September 30, 2022:
Balance at June 30, 2022	44,903,718	$562	$263,698	$349,730	$(148,523)	$(17,320)	$448,147
Stock-based compensation	—	—	861	—	—	—	861
Settlement of restricted stock units	—	—	(49)	—	—	—	(49)
Acquisition of treasury stock	(324,643)	—	—	—	(3,638)	—	(3,638)
Other comprehensive loss, net	—	—	—	—	—	(14,911)	(14,911)
Net loss	—	—	—	(17,195)	—	—	(17,195)

Balance at September 30, 2022	44,579,075	$562	$264,510	$332,535	$(152,161)	$(32,231)	$413,215

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount

Nine Months Ended September 30, 2023:
Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153
Stock-based compensation	—	—	5,383	—	—	—	5,383
Exercise of stock options	4,000	0	27	—	—	—	27
Settlement of restricted stock units	218,928	2	(49)	—	—	—	(47)
Acquisition of treasury stock	(4,379,508)	—	—	—	(43,223)	—	(43,223)
Other comprehensive loss, net	—	—	—	—	—	(6,019)	(6,019)
Net loss	—	—	—	(30,582)	—	—	(30,582)

Balance at September 30, 2023	39,667,995	$566	$271,419	$304,924	$(204,645)	$(18,572)	$353,692

Nine Months Ended September 30, 2022:
Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762
Stock-based compensation	—	—	4,487	—	—	—	4,487
Exercise of stock options	152,326	1	1,785	—	—	—	1,786
Settlement of restricted stock units	177,128	2	(176)	—	—	—	(174)
Acquisition of treasury stock	(378,107)	—	—	—	(4,638)	—	(4,638)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Other comprehensive loss, net	—	—	—	—	—	(30,001)	(30,001)
Net loss	—	—	—	(11,007)	—	—	(11,007)

Balance at September 30, 2022	44,579,075	$562	$264,510	$332,535	$(152,161)	$(32,231)	$413,215

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022

	(In thousands of U.S. dollars)

Cash flows from operating activities
Net loss	$(30,582)	$(11,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,583	11,225
Provision for severance benefits	5,358	5,163
Loss on foreign currency, net	14,532	66,335
Provision for inventory reserves	3,035	7,730
Stock-based compensation	5,383	4,487
Other, net	680	631
Changes in operating assets and liabilities
Accounts receivable, net	(6,409)	7,805
Inventories	3,635	(13,208)
Other receivables	4,993	17,115
Other current assets	(2,291)	(14,117)
Accounts payable	6,066	(14,792)
Other accounts payable	(6,738)	(6,215)
Accrued expenses	619	5,866
Accrued income taxes	(3,014)	(11,483)
Other current liabilities	(741)	(1,583)
Other non-current liabilities	(279)	523
Payment of severance benefits	(6,183)	(4,181)
Other, net	(841)	(50)

Net cash provided by (used in) operating activities	(194)	50,244
Cash flows from investing activities
Proceeds from settlement of hedge collateral	3,335	2,805
Payment of hedge collateral	(3,154)	(15,282)
Purchase of property, plant and equipment	(2,280)	(11,812)
Payment for intellectual property registration	(230)	(301)
Collection of guarantee deposits	4,984	242
Payment of guarantee deposits	(7,276)	(2,075)
Other	—	550

Net cash used in investing activities	(4,621)	(25,873)
Cash flows from financing activities
Proceeds from exercise of stock options	27	1,786
Acquisition of treasury stock	(43,087)	(5,065)
Repayment of financing related to water treatment facility arrangement	(371)	(381)
Repayment of principal portion of finance lease liabilities	(69)	(50)

Net cash used in financing activities	(43,500)	(3,710)
Effect of exchange rates on cash and cash equivalents	(10,518)	(49,377)

Net decrease in cash and cash equivalents	(58,833)	(28,716)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	225,477	279,547

Cash and cash equivalents at end of period	$166,644	$250,831

Supplemental cash flow information
Cash paid for income taxes	$4,000	$17,856
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,029	$3,957
Non-cash financing activities
Unsettled common stock repurchases	$494	$399
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
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4”, to Key Foundry Co., Ltd., a Korean corporation (“Key Foundry”). Following the consummation of the sale, the Company provided Key Foundry with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3”, at an agreed upon cost plus mark-up
(the “Transitional Fab 3 Foundry Services”). The contractual obligation to provide the Transitional Fab 3 Foundry Services ended August 31, 2023, and the Company is planning to wind down these foundry services and convert portions of the idle capacity to Power Solutions standard products beginning around the second half of 2024. Because these foundry services during the wind-down period are still provided to Key Foundry by the Company using its Fab 3 based on mutually agreed terms and conditions, the Company will continue to report its revenue from providing these foundry services and related cost of sales within the Transitional Fab 3 Foundry Services line in its consolidated statement of operations until such wind down is completed.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2022 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022.
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2023 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022.

2. Inventories
Inventories as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Finished goods	$5,555	$6,799
Semi-finished goods and work-in-process	35,684	40,265
Raw materials	5,666	7,460
Materials in-transit	10	36
Less: inventory reserve	(16,079)	(14,677)

Inventories, net	$30,836	$39,883

Changes in inventory reserve for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

	September 30, 2023		September 30, 2022

Beginning balance	$(14,745)	$(14,677)	$(10,206)	$(5,730)
Change in reserve
Inventory reserve charged to costs of sales	(2,759)	(7,366)	(3,199)	(10,899)
Sale of previously reserved inventory	845	4,368	672	2,996

	(1,914)	(2,998)	(2,527)	(7,903)
Write off	187	669	16	311
Translation adjustments	393	927	1,179	1,784

Ending balance	$(16,079)	$(16,079)	$(11,538)	$(11,538)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2023 and December 31, 2022 are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022

Buildings and related structures	$23,501	$24,780
Machinery and equipment	131,892	137,666
Finance lease right-of-use assets	685	389
Others	33,292	33,890

	189,370	196,725
Less: accumulated depreciation	(107,235)	(101,502)
Land	12,283	13,034
Construction in progress	1,723	2,490

Property, plant and equipment, net	$96,141	$110,747

Aggregate depreciation expenses totaled $12,111 thousand and $10,699 thousand for the nine months ended September 30, 2023 and 2022, respectively.
4. Intangible Assets
Intangible assets as of September 30, 2023 and December 31, 2022 are comprised of the following (in thousands):

	September 30, 2023
	Gross amount	Accumulated amortization	Net amount

Intellectual property assets	$8,786	$(7,203)	$1,583

Intangible assets	$8,786	$(7,203)	$1,583

	December 31, 2022
	Gross amount	Accumulated amortization	Net amount

Intellectual property assets	$9,111	$(7,181)	$1,930

Intangible assets	$9,111	$(7,181)	$1,930

Aggregate amortization expenses for intangible assets totaled $472 thousand and $526 thousand for the nine months ended September 30, 2023 and 2022, respectively.
5. Accrued Expenses
Accrued expenses as of September 30, 2023 and December 31, 2022 are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022

Payroll, benefits and related taxes, excluding severance benefits	$6,263	$7,620
Withholding tax attributable to intercompany interest income	1,287	43
Outside service fees	1,308	1,642
Others	810	383

Accrued expenses	$9,668	$9,688

6. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of September 30, 2023 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement

March 07, 2022	$12,000	October 2023 to December 2023
April 27, 2022	$12,000	October 2023 to December 2023
March 08, 2023	$9,000	October 2023 to December 2023
April 03, 2023	$23,000	December 2023 to June 2024
August 09, 2023	$27,000	January 2024 to September 2024
Details of the zero cost collar contracts as of December 31, 2022 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement

January 04, 2022	$30,000	January 2023 to June 2023
March 07, 2022	$24,000	July 2023 to December 2023
April 27, 2022	$42,000	January 2023 to December 2023
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2023	December 31, 2022

Liability Derivatives:
Zero cost collars	Other current liabilities	$2,104	$2,015
Offsetting of derivative liabilities as of September 30, 2023 is as follows (in thousands):

As of September 30, 2023	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged

Liability Derivatives:
Zero cost collars	$2,104	$—	$2,104	$—	$(1,680)	$424
Offsetting of derivative liabilities as of December 31, 2022 is as follows (in thousands):

As of December 31, 2022	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged

Liability Derivatives:
Zero cost collars	$2,015	$—	$2,015	$—	$(1,940)	$75

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives

	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,

	2023	2022		2023	2022		2023	2022

Zero cost collars	$(1,013)	$(11,757)	Net sales	$(698)	$(2,820)	Other income, net	$(161)	$146

	$(1,013)	$(11,757)		$(698)	$(2,820)		$(161)	$146

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,

	2023	2022		2023	2022		2023	2022

Zero cost collars	$(2,523)	$(19,498)	Net sales	$(2,544)	$(5,378)	Other income, net	$(235)	$201

	$(2,523)	$(19,498)		$(2,544)	$(5,378)		$(235)	$201

As of September 30, 2023, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $1,204 thousand.
The Company set aside cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

Counterparty	September 30, 2023	December 31, 2022

SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand. As of September 30, 2023, $1,680 thousand of additional cash collateral was required by NFIK, and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2022, $1,840 thousand and $100 thousand of additional cash collateral were required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

7. Fair Value Measurements
Fair Value of Financial Instruments
As of September 30, 2023, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2023	Fair Value Measurement September 30, 2023	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$2,104	$2,104	—	$2,104	—
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

8. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2023, 97% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

	September 30, 2023		September 30, 2022

Beginning balance	$45,121	$48,496	$47,586	$51,567
Provisions	1,267	5,358	1,923	5,163
Severance payments	(455)	(6,183)	(1,247)	(4,181)
Translation adjustments	(1,092)	(2,830)	(4,730)	(9,017)

	44,841	44,841	43,532	43,532
Less: Cumulative contributions to severance insurance deposit accounts	(24,503)	(24,503)	(15,292)	(15,292)
The National Pension Fund	(29)	(29)	(40)	(40)
Group severance insurance plan	(149)	(149)	(164)	(164)

Accrued severance benefits, net	$20,160	$20,160	$28,036	$28,036

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2023	$163
2024	$310
2025	$577
2026	$647
2027	$362
2028	$3,352
2029 – 2033	$17,648
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

9. Early Termination and Other Charges
During the first quarter of 2023, the Company commenced the voluntary resignation program (the “2023 Voluntary Resignation Program”), which was available for the employees with more than 20 years of service. For the nine months ended September 30, 2023, the Company recorded in its consolidated statement of operations $8,449 thousand of termination related charges as “early termination and other charges”, which were paid during the second quarter of 2023.
For the nine months ended September 30, 2023, the Company also recorded $802 thousand of one-time
employee incentives
, which were paid during the third quarter of 2023.
For the three and nine months ended September 30, 2022, the Company recorded $2,821 thousand of one-time
employee incentives, in each period, and professional service fees and expenses of $217 thousand and $1,014 thousand, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $537 thousand gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi.
10. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2023 and December 31, 2022, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $281,685 thousand and $310,988 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,344.8:1 and 1,267.3:1 using the first base rate as of September 30, 2023 and December 31, 2022, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $4,373 thousand and $8,577 thousand, respectively, primarily related to its primary operating entity in Korea based on the estimated taxable loss for the respective period.
For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $3,942 thousand and $1,356 thousand, respectively, primarily attributable to a decrease in its Korean subsidiary’s pre-tax
income for the respective period due to the foreign currency translation loss recorded in its Korean subsidiary in connection with intercompany loans.

12. Geographic and Other Information
The following sets forth information relating to the single operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Standard products business
Display Solutions	$6,404	$6,355	$26,902	$63,876
Power Solutions	45,215	56,416	127,606	184,193

Total standard products business	51,619	62,771	154,508	248,069
Transitional Fab 3 foundry services	9,626	8,428	24,721	28,599

Total revenues	$61,245	$71,199	$179,229	$276,668

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross Profit
Standard products business	$14,790	$17,274	$42,500	$82,872
Transitional Fab 3 foundry services	(309)	(49)	(2,387)	2,294

Total gross profit	$14,481	$17,225	$40,113	$85,166

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Korea	$19,249	$23,867	$50,139	$86,065
Asia Pacific (other than Korea)	29,859	34,612	96,784	148,940
United States	1,214	2,718	2,495	8,074
Europe	1,297	1,574	5,090	4,990

Total	$51,619	$62,771	$154,508	$248,069

For the three months ended September 30, 2023 and 2022, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong together represented 73.3% and 74.2%, respectively. For the nine months ended September 30, 2023 and 2022, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 66.1% and 66.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 74% and 64% for the three months ended September 30, 2023 and 2022, respectively, and 70% for the nine months ended September 30, 2023 and 2022, in each period.
For the three months ended September 30, 2023, the Company had one customer that represented 18.8% of its net sales—standard products business. For the nine months ended September 30, 2023, the Company had two customers that represented 15.9% and 13.3% of its net sales—standard products business, respectively. For the three months ended September 30, 2022, the Company had one customer that represented 16.2% of its net sales – standard products business. For the nine months ended September 30, 2022, the Company had two customers that represented 20.6% and 13.9% of its net sales – standard products business.
As of September 30, 2023, two customers of the Company’s standard products business accounted for 30.6% and 10.4% of its accounts receivable –standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively. As of December 31, 2022, two customers of the Company’s standard products business accounted for 25.1% and 15.2% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023	December 31, 2022
Foreign currency translation adjustments	$(17,368)	$(11,328)
Derivative adjustments	(1,204)	(1,225)

Total	$(18,572)	$(12,553)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022 are as follows (in thousands):

Three Months Ended September 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,521)	$(889)	$(16,410)

Other comprehensive loss before reclassifications	(1,847)	(1,013)	(2,860)
Amounts reclassified from accumulated other comprehensive loss	—	698	698

Net current-period other comprehensive loss	(1,847)	(315)	(2,162)

Ending balance	$(17,368)	$(1,204)	$(18,572)

Three Months Ended September 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(10,677)	$(6,643)	$(17,320)

Other comprehensive loss before reclassifications	(5,974)	(11,757)	(17,731)
Amounts reclassified from accumulated other comprehensive loss	—	2,820	2,820

Net current-period other comprehensive loss	(5,974)	(8,937)	(14,911)

Ending balance	$(16,651)	$(15,580)	$(32,231)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

Nine Months Ended September 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(6,040)	(2,523)	(8,563)
Amounts reclassified from accumulated other comprehensive loss	—	2,544	2,544

Net current-period other comprehensive loss	(6,040)	21	(6,019)

Ending balance	$(17,368)	$(1,204)	$(18,572)

Nine Months Ended September 30, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(15,881)	(19,498)	(35,379)
Amounts reclassified from accumulated other comprehensive loss	—	5,378	5,378

Net current-period other comprehensive loss	(15,881)	(14,120)	(30,001)

Ending balance	$(16,651)	$(15,580)	$(32,231)

14. Stock Repurchases
Accelerated Stock Repurchase Program
On December 21, 2021, the Board of Directors authorized the Company to repurchase up to $75 million
of its outstanding common stock and the Company entered into an accelerated stock repurchase agreement dated December 21, 2021 (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37.5 mi
lli
on
of its common stock.
Pursuant to the terms of the ASR Agreement, the Company paid to JPM $37.5 million
in cash and received an initial delivery of 994,695 shares of its common stock in the open market for an aggregate purchase price of $20.1 million
and a price per share of $20.18 on December 22, 2021.
As of December 31, 2021, the Company accounted for the remaining portion of the ASR Agreement as a forward contract indexed to its own common stock and recorded $17.4 million
in additional
paid-in
capital in stockholders’ equity in its consolidated balance sheets.
In March 2022, the previously announced repurchase of $37.5
million
of the Company’s common stock was completed pursuant to the ASR Agreement, and as a result, the Company additionally received 1,031,576 shares of its common stock for an aggregate purchase price of $17.2 million
at a price per share of $16.69, which was reclassified as treasury stock from additional paid-in
capital in stockholder’s equity in its consolidated balance sheets.
Expanded Stock Repurchase Program
On August 31, 2022, the Board of Directors authorized an expansion of the Company’s previously announced stock repurchase program from $75 million
to $87.5
million
of its common stock. The remaining $50
million
of the expanded $87.5
million
program was expected to be repurchased in the open market or through privately negotiated transactions.
In June 2023, the Company completed the repurchase of its common stock under its expanded stock repurchase program using the remaining $50 million
through open market purchases.
From September 2022 to December 2022, the Company repurchased 1,235,650 shares of its common stock in the open market for an aggregate purchase price of $12.5 million
and a
weighted average
price per share of $10.13 under the expanded stock repurchase program.
During the first half of 2023, the Company repurchased 3,705,443 shares of its common stock in the open market for an aggregate purchase price of $37.4 million
and a
weighted average
price per share of $10.10 under the expanded stock repurchase program.
New Stock Repurchase Program
On July 19, 2023, the Board of Directors authorized a new $50 million
stock buyback program. Purchases have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors.
From August 2023 to September 2023, the Company repurchased 671,498 shares of its common stock in the open market for an aggregate purchase price of $5.4
m
i
l
l
i
o
n
and a
weighted average
price per share of $7.98 under the new stock repurchase
program.
In October 2023, the Company repurchased 904,977 shares of its common stock in the open market for an aggregate purchase price of $7.0 million and a weighted average price per share of $7.78 under the new stock repurchase program.

15. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended

	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(In thousands of U.S. dollars, except share data)
Basic loss per share
Net loss	$(5,165)	$(17,195)	$(30,582)	$(11,007)
Basic weighted average common stock outstanding	40,145,290	44,865,266	41,747,255	45,119,214
Basic loss per common share	$(0.13)	$(0.38)	$(0.73)	$(0.24)
Diluted loss per share
Net loss	$(5,165)	$(17,195)	$(30,582)	$(11,007)
Basic weighted average common stock outstanding	40,145,290	44,865,266	41,747,255	45,119,214
Net effect of dilutive equity awards	—	—	—	—

Diluted weighted average common stock outstanding	40,145,290	44,865,266	41,747,255	45,119,214
Diluted loss per share	$(0.13)	$(0.38)	$(0.73)	$(0.24)
Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the three and nine months ended September 30, 2023 and September 30, 2022, all potentially dilutive securities are anti-dilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended

	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Options	902,858	1,141,551	902,858	1,141,551
Restricted Stock Units	1,321,794	1,014,124	1,321,794	1,014,124

16. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $3,907 thousand and $6,605 thousand as other current assets as of September 30, 2023 and December 31, 2022, respectively.

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
Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external
12-inch
foundries starting in the second half of 2015 and we have started outsourcing
8-inch
wafer for OLED TV IC after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity in the case of facing with a worldwide shortage of foundry services. Although we work strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.
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

Recent Developments
New Stock Repurchase Program
On July 19, 2023, our Board of Directors authorized a new $50 million stock buyback program. Purchases have been and will be made in the open market or in privately negotiated transactions, depending upon market conditions and other factors.
From August 2023 to September 2023, we repurchased 671,498 shares of our common stock in the open market for an aggregate purchase price of $5.4 million and a weighted average price per share of $7.98 under the new stock repurchase program.
In October 2023, we repurchased 904,977 shares of our common stock in the open market for an aggregate purchase price of $7.0 million and a weighted average price per share of $7.78 under the new stock repurchase program.
Macroeconomic Industry Conditions
The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, capacity constraints, inventory corrections, shifting customer and end-user
demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia-Ukraine and Israel-Hamas, any one and all of which can cause volatility and unpredictability in the market for semiconductor products and end-user
demand. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.
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
and
end-users,
including those related to weapons of mass destruction. Additionally, on October 21, 2022, the Bureau of Industry and Security brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we do not anticipate that they will have a material impact on our business. More recently, on October 17, 2023, the Bureau of Industry and Security released additional rules (set to go into effect on November 16, 2023) to expand, clarify, and correct the rules published on October 7, 2022. We are still evaluating these additional rules and their potential impact on our business. Additional changes to the U.S. Export Regulations are expected, but the scope or timing of such changes is unknown. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of
Non-U.S. GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)
We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net and (iv) early termination and other charges, net. EBITDA for the periods indicated is defined as net loss before interest income, interest expense, income tax benefit, and depreciation and amortization.
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
We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(Dollars in millions)
Net loss	$(5.2)	$(30.6)	$(17.2)	$(11.0)
Interest income	(2.4)	(7.9)	(1.8)	(3.6)
Interest expense	0.2	0.6	0.3	0.9
Income tax benefit	(4.4)	(8.6)	(3.9)	(1.4)
Depreciation and amortization	4.1	12.6	3.6	11.2

EBITDA	$(7.7)	$(33.8)	$(19.0)	$(3.8)
Adjustments:
Equity-based compensation expense(a)	2.2	5.4	0.9	4.5
Foreign currency loss, net(b)	2.6	4.8	12.8	20.5
Derivative valuation loss (gain), net(c)	0.2	0.2	(0.1)	(0.2)
Early termination and other charges, net(d)	—	9.3	2.5	3.3

Adjusted EBITDA	$(2.7)	$(14.2)	$(3.0)	$24.3

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

(d)
For the nine months ended September 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023, and $0.8 million of one-time
employee incentives. For the three and nine months ended September 30, 2022, this adjustment eliminates $2.8 million of one-time
employee incentives, in each period, and professional service fees and expenses of $0.2 million and $1.0 million, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

We present Adjusted Operating Income (Loss) as a supplemental measure of our performance. We prepare Adjusted Operating Income (Loss) by adjusting operating income (loss) to eliminate the impact of equity-based compensation expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Operating Income (Loss) is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations.
Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude (i) equity-based compensation expense and (ii) early termination and other charges, net.
The following table summarizes the adjustments to operating income (loss) that we make in order to calculate Adjusted Operating Income (Loss) for the periods indicated:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(Dollars in millions)
Operating income (loss)	$(9.2)	$(41.7)	$(10.0)	$4.9
Adjustments:
Equity-based compensation expense(a)	2.2	5.4	0.9	4.5
Early termination and other charges, net(b)	—	9.3	2.5	3.3

Adjusted Operating Income (Loss)	$(7.1)	$(27.1)	$(6.6)	$12.7

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the nine months ended September 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023, and $0.8 million of one-time
employee incentives. For the three and nine months ended September 30, 2022, this adjustment eliminates $2.8 million of one-time
employee incentives, in each period, and professional service fees and expenses of $0.2 million and $1.0 million, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

We present Adjusted Net Income (Loss) (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) (including on a per share basis) by adjusting net loss to eliminate the impact of a number of non-cash
expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net loss, adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net, (iv) early termination and other charges, net and (v) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Income (Loss) (including on a per share basis) for the periods indicated:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(Dollars in millions, except per share data)
Net loss	$(5.2)	$(30.6)	$(17.2)	$(11.0)
Adjustments:
Equity-based compensation expense(a)	2.2	5.4	0.9	4.5
Foreign currency loss, net(b)	2.6	4.8	12.8	20.5
Derivative valuation loss (gain), net(c)	0.2	0.2	(0.1)	(0.2)
Early termination and other charges, net(d)	—	9.3	2.5	3.3
Income tax effect on non-GAAP adjustments(e)	(1.3)	(3.5)	2.3	7.5

Adjusted Net Income (Loss)	$(1.6)	$(14.4)	$1.1	$24.6

Reported loss per share – basic	$(0.13)	$(0.73)	$(0.38)	$(0.24)
Reported loss per share – diluted	$(0.13)	$(0.73)	$(0.38)	$(0.24)
Weighted average number of shares – basic	40,145,290	41,747,255	44,865,266	45,119,214
Weighted average number of shares – diluted	40,145,290	41,747,255	44,865,266	45,119,214
Adjusted Net Income (loss) per share – basic	$(0.04)	$(0.35)	$0.02	$0.55
Adjusted Net Income (loss) per share – diluted	$(0.04)	$(0.35)	$0.02	$0.53
Weighted average number of shares – basic	40,145,290	41,747,255	44,865,266	45,119,214
Weighted average number of shares – diluted	40,145,290	41,747,255	45,747,255	46,134,231

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

(d)
For the nine months ended September 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023, and $0.8 million of one-time
employee incentives. For the three and nine months ended September 30, 2022, this adjustment eliminates $2.8 million of one-time
employee incentives, in each period, and professional service fees and expenses of $0.2 million and $1.0 million, respectively, incurred in connection with certain strategic evaluations, both of which were offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)
For the three and nine months ended September 30, 2023 and 2022, income tax effect on non-GAAP
adjustments were calculated by calculating the tax benefit of each jurisdiction with or without the non-GAAP
adjustments. For the three and nine months ended September 30, 2023, this adjustment eliminates the income tax effect on non-GAAP
adjustments of negative $1.3 million and negative $3.5 million, respectively, which mainly related to our Korean subsidiary. For the three and nine months ended September 30, 2022, this adjustment eliminates the income tax effect on non-GAAP
adjustments of $2.3 million and $7.5 million, respectively, which mainly related to our Korean subsidiary.

We believe that all adjustments to net loss used to calculate Adjusted Net Income (Loss) was applied consistently to the periods presented.
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

Factors Affecting Our Results of Operations
Net
Sales.
We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of mobile OLED products to external
12-inch
foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our fabrication facility in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan, Taiwan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2023 and 2022, we sold products to 157 and 169 customers, respectively, and our net sales to our ten largest customers (which does not include the Transitional Fab 3 Foundry Services) represented 70% of our net sales—standard products business, in each period.
We are currently in the process of winding down the Transitional Fab 3 Foundry Services, which represented 15.7% and 13.8% of our total revenues for the three and nine months ended September 30, 2023, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2023, approximately 97% of our employees were eligible for severance benefits.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2023, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $281.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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

Results of Operations – Comparison of Three Months Ended September 30, 2023 and 2022
The following table sets forth consolidated results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$51.6	84.3%	$62.8	88.2%	$(11.2)
Net sales – transitional Fab 3 foundry services	9.6	15.7	8.4	11.8	1.2

Total revenues	61.2	100.0	71.2	100.0	(10.0)
Cost of sales
Cost of sales – standard products business	36.8	60.1	45.5	63.9	(8.7)
Cost of sales – transitional Fab 3 foundry services	9.9	16.2	8.5	11.9	1.5

Total cost of sales	46.8	76.4	54.0	75.8	(7.2)

Gross profit	14.5	23.6	17.2	24.2	(2.7)
Selling, general and administrative expenses	12.1	19.7	11.4	16.0	0.7
Research and development expenses	11.6	19.0	13.3	18.7	(1.7)
Other charges, net	—	—	2.5	3.5	(2.5)

Operating loss	(9.2)	(15.1)	(10.0)	(14.1)	0.8
Interest income	2.4	3.9	1.8	2.5	0.6
Interest expense	(0.2)	(0.3)	(0.3)	(0.4)	0.1
Foreign currency loss, net	(2.6)	(4.2)	(12.8)	(18.0)	10.2
Others, net	0.1	0.1	0.2	0.2	(0.1)

	(0.3)	(0.5)	(11.1)	(15.6)	10.8

Loss before income tax expense	(9.5)	(15.6)	(21.1)	(29.7)	11.6
Income tax benefit	(4.4)	(7.1)	(3.9)	(5.5)	(0.4)

Net loss	$(5.2)	(8.4)	$(17.2)	(24.2)	$12.0

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$6.4	10.5%	$6.4	8.9%	$0.0
Power Solutions	45.2	73.8	56.4	79.2	(11.2)

Total standard products business	51.6	84.3	62.8	88.2	(11.2)
Net sales – transitional Fab 3 foundry services	9.6	15.7	8.4	11.8	1.2

Total revenues	$61.2	100.0%	$71.2	100.0%	$(10.0)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$14.8	28.7%	$17.3	27.5%	$(2.5)
Gross profit – transitional Fab 3 foundry services	(0.3)	(3.2)	(0.0)	(0.6)	(0.3)

Total gross profit	$14.5	23.6%	$17.2	24.2%	$(2.7)

Revenues
Total revenues were $61.2 million for the three months ended September 30, 2023, a $10.0 million, or 14.0%, decrease compared to $71.2 million for the three months ended September 30, 2022. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $51.6 million for the three months ended September 30, 2023, an $11.2 million, or 17.8%, decrease compared to $62.8 million for the three months ended September 30, 2022.
Net sales from our Display Solutions business line for the three months ended September 30, 2023 was $6.4 million, which remained flat compared to the three months ended September 30, 2022. A slight increase in revenue from our mobile OLED display driver ICs was offset by a decrease in revenue from our OLED TV driver ICs and auto-LCD
DDIC business.
Net sales from our Power Solutions business line decreased from $56.4 million for the three months ended September 30, 2022 to $45.2 million for the three months ended September 30, 2023. The decrease was attributable to lower demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs, smartphones and
e-bikes,
mainly due to the industry-wide slowdown. Weak demand for IGBTs for solar inverters also had an unfavorable impact on net sales.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $9.6 million and $8.4 million for the three months ended September 30, 2023 and 2022, respectively.
Gross Profit
Total gross profit was $14.5 million for the three months ended September 30, 2023 compared to $17.2 million for the three months ended September 30, 2022, a $2.7 million, or 15.9%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2023 decreased to 23.6% compared to 24.2% for the three months ended September 30, 2022. The decrease in gross profit and the increase in gross profit as a percentage of net sales were due primarily to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $14.8 million for the three months ended September 30, 2023, which represented a $2.5 million, or 14.4%, decrease from a gross profit of $17.3 million for the three months ended September 30, 2022. The decrease in gross profit was primarily attributable to a decrease in net sales from our standard product business as explained above. Gross profit as a percentage of net sales for the three months ended September 30, 2023 increased to 28.7% from 27.5% for the three months ended September 30, 2022. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to the $3.3 million scrap charge recorded in the third quarter of 2022, which stemmed from lower demand for
12-inch
display products as a result of lower demand for China smartphones. Excluding this scrap charge, gross profit as a percentage of net sales decreased year-over-year due mainly to an unfavorable product mix, and higher manufacturing input costs such as electricity and wages.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$19.2	37.3%	$23.9	38.0%	$(4.6)
Asia Pacific (other than Korea)	29.9	57.8	34.6	55.1	(4.8)
United States	1.2	2.4	2.7	4.3	(1.5)
Europe	1.3	2.5	1.6	2.5	(0.3)

	$51.6	100.0%	$62.8	100.0%	$(11.2)

Net sales – standard products business in Korea decreased from $23.9 million for the three months ended September 30, 2022 to $19.2 million for the three months ended September 30, 2023, or by $4.6 million, or 19.3%, primarily due to lower demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and smartphone applications. Weak demand for our OLED TV display driver ICs also had an unfavorable impact on net sales.
Net sales – standard products business in Asia Pacific (other than Korea) decreased from $34.6 million in the three months ended September 30, 2022 to $29.9 million for the three months ended September 30, 2023, or by $4.8 million, or 13.7%, primarily due to lower demand for our power products such as MOSFETs, mainly for
e-bikes,
and IGBTs, primarily for solar inverters. This was partially offset by a revenue increase from our mobile OLED display driver ICs.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $12.1 million, or 19.7% of total revenues, for the three months ended September 30, 2023, compared to $11.4 million, or 16.0% of total revenues, for the three months ended September 30, 2022. The increase of $0.7 million, or 5.9%, was primarily attributable to an increase in employee compensation, which was mostly due to an adjustment that we recorded in the third quarter of 2022 to decrease estimated equity-based compensation reflecting the then-estimated financial performance for the full year of 2022. This increase was offset in part by a decrease in certain sales and marketing expenses.
Research
and
Development
Expenses.
 Research and development expenses were $11.6 million, or 19.0% of total revenues, for the three months ended September 30, 2023, compared to $13.3 million, or 18.7% of total revenues, for the three months ended September 30, 2022. The decrease of $1.7 million, or 12.7%, was primarily attributable to a decrease in material costs for our
28-nanometer
OLED display driver ICs due to a timing shift for certain development activities, and a decrease in employee compensation, including certain incentives.
Other Charges, Net.
For the three months ended September 30, 2022, we recorded $2.8 million of one-time
employee incentives and $0.2 million of professional service fees and expenses incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment from the closed back-end
line in our fabrication facility in Gumi.
Operating Loss
As a result of the foregoing, operating loss of $9.2 million was recorded for the three months ended September 30, 2023 compared to operating loss of $10.0 million for the three months ended September 30, 2022. As discussed above, the decrease in operating loss of $0.8 million resulted primarily from a $2.5 million decrease in other charges, net and a $1.7 million decrease in research and development expenses, which was offset in part by a $2.7 million decrease in gross profit and a $0.7 million increase in selling, general and administrative expenses.

Other Income (Expense)
Interest
Income.
 Interest income was $2.4 million and $1.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase of $0.6 million, or 33.5%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from increased market interest rates.
Interest
Expense.
 Interest expense was $0.2 million and $0.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively.
Foreign
Currency Loss,
Net.
 Net foreign currency loss for the three months ended September 30, 2023 was $2.6 million compared to net foreign currency loss of $12.8 million for the three months ended September 30, 2022. The net foreign currency loss for the three months ended September 30, 2023 and September 30, 2022 was due to the depreciation in value of the Korean won relative to the U.S. dollar during each respective period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2023 and September 30, 2022, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $281.7 million and $356.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Income Tax Benefit
Income tax benefit was $4.4 million for the three months ended September 30, 2023, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.
Income tax benefit was $3.9 million for the three months ended September 30, 2022, which was primarily attributable to the decrease in the pre-tax
income due to foreign currency translation losses associated with intercompany long-term loans in our Korean subsidiary for the respective period.
Net Loss
As a result of the foregoing, a net loss of $5.2 million was recorded for the three months ended September 30, 2023, compared to a net loss of $17.2 million for the three months ended September 30, 2022. As discussed above, the $12.0 million decrease in net loss was primarily attributable to a $10.2 million improvement in net foreign currency loss, a $0.8 million decrease in operating loss, a $0.6 million increase in interest income and a $0.4 million increase in income tax benefit.

Results of Operations – Comparison of Nine Months Ended September 30, 2023 and 2022
The following table sets forth consolidated results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business	$154.5	86.2%	$248.1	89.7%	$(93.6)
Net sales – transitional Fab 3 foundry services	24.7	13.8	28.6	10.3	(3.9)

Total revenues	179.2	100.0	276.7	100.0	(97.4)
Cost of sales
Cost of sales – standard products business	112.0	62.5	165.2	59.7	(53.2)
Cost of sales – transitional Fab 3 foundry services	27.1	15.1	26.3	9.5	0.8

Total cost of sales	139.1	77.6	191.5	69.2	(52.4)

Gross profit	40.1	22.4	85.2	30.8	(45.1)
Selling, general and administrative expenses	36.4	20.3	38.3	13.8	(1.9)
Research and development expenses	36.2	20.2	38.7	14.0	(2.5)
Early termination and other charges, net	9.3	5.2	3.3	1.2	6.0

Operating income (loss)	(41.7)	(23.3)	4.9	1.8	(46.6)
Interest income	7.9	4.4	3.6	1.3	4.4
Interest expense	(0.6)	(0.4)	(0.9)	(0.3)	0.2
Foreign currency loss, net	(4.8)	(2.7)	(20.5)	(7.4)	15.7
Others, net	0.1	0.0	0.6	0.2	(0.5)

	2.6	1.4	(17.2)	(6.2)	19.8

Loss before income tax expense	(39.2)	(21.8)	(12.4)	4.5	(26.8)
Income tax benefit	(8.6)	(4.8)	(1.4)	(0.5)	(7.2)

Net loss	$(30.6)	(17.1)	$(11.0)	(4.0)	$(19.6)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount

	(Dollars in millions)
Revenues
Net sales – standard products business
Display Solutions	$26.9	15.0%	$63.9	23.1%	$(37.0)
Power Solutions	127.6	71.2	184.2	66.6	(56.6)

Total standard products business	154.5	86.2	248.1	89.7	(93.6)
Net sales – transitional Fab 3 foundry services	24.7	13.8	28.6	10.3	(3.9)

Total revenues	$179.2	100.0%	$276.7	100.0%	$(97.4)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount

	(Dollars in millions)
Gross Profit
Gross profit – standard products business	$42.5	27.5%	$82.9	33.4%	$(40.4)
Gross profit – transitional Fab 3 foundry services	(2.4)	(9.7)	2.3	8.0	(4.7)

Total gross profit	$40.1	22.4%	$85.2	30.8%	$(45.1)

Revenues
Total revenues were $179.2 million for the nine months ended September 30, 2023, a $97.4 million, or 35.2%, decrease compared to $276.7 million for the nine months ended September 30, 2022. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $154.5 million for the nine months ended September 30, 2023, a $93.6 million, or 37.7%, decrease compared to $248.1 million for the nine months ended September 30, 2022.
Net sales from our Display Solutions business line decreased from $63.9 million for the nine months ended September 30, 2022 to $26.9 million for the nine months ended September 30, 2023. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from lower customer demand as a result of weak global macroeconomic conditions, lingering weakness in Chinese smartphone orders and continued impact of a lack of new design-wins caused by a supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. Weak demand for our OLED TV display driver ICs also had an unfavorable impact on net sales.
Net sales from our Power Solutions business line decreased from $184.2 million for the nine months ended September 30, 2022 to $127.6 million compared to the nine months ended September 30, 2023. The decrease in net sales from our Power Solutions business line was attributable to lower demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs, smartphones and
e-bikes,
mainly due to an industry-wide slowdown. Weak demand for IGBTs for solar inverters also had an unfavorable impact on net sales.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $24.7 million and $28.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Gross Profit
Total gross profit was $40.1 million for the nine months ended September 30, 2023 compared to $85.2 million for the nine months ended September 30, 2022, a $45.1 million, or 52.9%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2023 decreased to 22.4%, compared to 30.8% for the nine months ended September 30, 2022. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $42.5 million for the nine months ended September 30, 2023, which represented a $40.4 million, or 48.7%, decrease from a gross profit of $82.9 million for the nine months ended September 30, 2022. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our standard product business as explained above. Gross profit as a percentage of net sales for the nine months ended September 30, 2023 decreased to 27.5% compared to 33.4% for the nine months ended September 30, 2022. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix as well as higher manufacturing input costs, such as electricity and wages, and a significant drop in the utilization rate of our internal fabrication facility in Gumi. This decrease was offset in part by the $3.3 million of scrap charge recorded in the third quarter of 2022, which stemmed from lower demand for
12-inch
display products as a result of lower demand for China smartphones.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount

	(Dollars in millions)
Korea	$50.1	32.5%	$86.1	34.7%	$(35.9)
Asia Pacific (other than Korea)	96.8	62.6	148.9	60.0	(52.2)
United States	2.5	1.6	8.1	3.3	(5.6)
Europe	5.1	3.3	5.0	2.0	0.1

	$154.5	100.0%	$248.1	100.0%	$(93.6)

Net sales – standard products business in Korea decreased from $86.1 million for the nine months ended September 30, 2022 to $50.1 million for the nine months ended September 30, 2023, or by $35.9 million, or 41.7%. This decrease was primarily due to lower demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and smartphone applications. Weak demand for our mobile OLED display driver ICs and OLED TV display driver ICs also had an unfavorable impact on net sales.
Net sales – standard products business in Asia Pacific (other than Korea) decreased from $148.9 million in the nine months ended September 30, 2022 to $96.8 million for the nine months ended September 30, 2023, or by $52.2 million, or 35.0%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemming from lower customer demand as a result of weak global macroeconomic conditions, lingering weakness in Chinese smartphone orders and continued impact of a lack of new design-wins caused by a supply shortage in 2022 (in particular for 28nm 12 inch OLED wafers) at external 12 inch foundries. The decreased demand for our power products such as MOSFETs, mainly for
e-bikes,
and IGBTs, primarily for solar inverters also had an unfavorable impact on net sales.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $36.4 million, or 20.3% of total revenues, for the nine months ended September 30, 2023, compared to $38.3 million, or 13.8% of total revenues, for the nine months ended September 30, 2022. The decrease of $1.9 million, or 5.0%, was primarily attributable to a decrease in employee compensation, including certain incentives and benefit related accruals, a decrease in certain sales and marketing expenses, and a decrease in running royalties recognized based on the revenue of certain mobile OLED display driver ICs.
Research
and
Development
Expenses.
 Research and development expenses were $36.2 million, or 20.2% of total revenues, for the nine months ended September 30, 2023, compared to $38.7 million, or 14.0% of total revenues, for the nine months ended September 30, 2022. The decrease of $2.5 million, or 6.5%, was primarily attributable to a decrease in employee compensation, including certain incentives, and a decrease in material costs for our
28-nanometer
OLED display driver ICs due to a timing shift for certain development activities.
Early Termination and Other Charges, Net.
For the nine months ended September 30, 2023, we recorded $8.4 million of termination-related charges in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023, and $0.8 million of one-time
employee incentives. For the nine months ended September 30, 2022, we recorded $2.8 million of one-time
employee incentives and $1.0 million of professional service fees and expenses incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi.

Operating Income (Loss)
As a result of the foregoing, operating loss of $41.7 million was recorded for the nine months ended September 30, 2023, compared to operating income of $4.9 million for the nine months ended September 30, 2022. As discussed above, the decrease in operating income of $46.6 million resulted primarily from a $45.1 million decrease in gross profit and a $6.0 million increase in early termination and other charges, net, which were offset in part by a $2.5 million decrease in research and development expenses and a $1.9 million decrease in selling, general and administrative expenses.
Other Income (Expense)
Interest
Income.
 Interest income was $7.9 million and $3.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase of $4.4 million, or 122.4%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from increased market interest rates.
Interest
Expense.
 Interest expense was $0.6 million and $0.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the nine months ended September 30, 2023 was $4.8 million compared to net foreign currency loss of $20.5 million for the nine months ended September 30, 2022. The net foreign currency loss for the nine months ended September 30, 2023 and September 30, 2022 was due to the depreciation in value of the Korean won relative to the U.S. dollar during each respective period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2023 and September 30, 2022, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $281.7 million and $356.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Income Tax Benefit
Income tax benefit was $8.6 million for the nine months ended September 30, 2023, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.
Income tax benefit was $1.4 million for the nine months ended September 30, 2022, which was primarily attributable to the decrease in the pre-tax
income due to foreign currency translation losses associated with intercompany long-term loans in our Korean subsidiary for the respective period.
Net Loss
As a result of the foregoing, a net loss of $30.6 million was recorded for the nine months ended September 30, 2023, compared to a net loss of $11.0 million for the nine months ended September 30, 2022. As discussed above, the $19.6 million increase in net loss was primarily attributable to a $46.6 million decrease in operating income, which was offset in part by a $15.7 million improvement in net foreign currency loss, a $7.2 million increase in income tax benefit and a $4.4 million increase in interest income.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2023, we did not have any accounts payable on extended terms or payment deferment with our vendors.
As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a
10-year
term beginning July 1, 2018. As of September 30, 2023, the outstanding obligation of this arrangement is approximately $20.7 million for remaining service term through 2028.
As of September 30, 2023, cash and cash equivalents held by our Korean subsidiary were $152.8 million, which represents 92% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.
Working Capital
Our working capital balance as of September 30, 2023 was $230.3 million compared to $290.6 million as of December 31, 2022. The $60.3 million decrease was primarily attributable to a $58.8 million decrease in cash and cash equivalents resulted primarily from our continued execution of stock repurchase programs, and the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023.
Cash Flows from Operating Activities
Cash outflow used in operating activities totaled $0.2 million for the nine months ended September 30, 2023, compared to $50.2 million of cash inflow provided by operating activities for the nine months ended September 30, 2022. The net operating cash outflow for the nine months ended September 30, 2023 reflects our net loss of $30.6 million, as adjusted favorably by $41.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency loss and stock-based compensation, and net unfavorable impact of $11.2 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $4.6 million for the nine months ended September 30, 2023, compared to $25.9 million of cash outflow used in investing activities for the nine months ended September 30, 2022. The $21.3 million decrease in cash outflow was primarily attributable to a $12.7 million net decrease in hedge collateral and a $9.5 million decrease in purchase of property, plant and equipment, which was offset in part by a $0.5 million net increase in guarantee deposits.
Cash Flows from Financing Activities
Cash outflow used in financing activities totaled $43.5 million for the nine months ended September 30, 2023, compared to $3.7 million of cash outflow used in financing activities for the nine months ended September 30, 2022. The financing cash outflow for the nine months ended September 30, 2023 was primarily attributable to a payment of $42.7 million for the repurchases of our common stock pursuant to our stock repurchase programs and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the nine months ended September 30, 2022 was primarily attributable to a payment of $3.2 million for the repurchase of our common stock pursuant to our then-effective stock repurchase program and a payment of $1.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset entirely by $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.

Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the nine months ended September 30, 2023, capital expenditures for property, plant and equipment were $2.3 million, a $9.5 million, or 80.7%, decrease from $11.8 million for the nine months ended September 30, 2022. The capital expenditures for the nine months ended September 30, 2023 and 2022 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material with respect to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2023 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.9 million in our U.S. dollar financial instruments and cash balances.
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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2022 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q filed on August 8, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
July 2023	—	—	—	—
August 2023	144,294	$8.17	144,294	$48,821
September 2023	527,204	$7.93	527,204	$44,638

Total	671,498	$7.98	671,498	$44,638

(1)
On July 19, 2023, the Company’s Board of Directors authorized a new $50 million stock buyback program. Purchases have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. In connection with the repurchase program, the Company established a stock trading plan with Needham & Company, LLC in accordance with Rule
10b5-1
under the Exchange Act.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 8, 2023	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)