Form 10-K
period 2023-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2024-03-08
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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
Registrant’s telephone number, including area code: +
82
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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $
439,134,938
.
As of February 29, 2024, the
registrant had
38,260,814
 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on
Form 10-K
or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
INDUSTRY AND MARKET DATA
We have made statements in this Annual Report on Form
10-K
for the year ended December 31, 2023 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.
Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Magnachip” to refer to Magnachip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea. On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju, Korea to SK keyfoundry Inc. Unless otherwise noted herein, historical operational metrics presented herein do not include those of the Foundry Services Group.
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

Item 1. Business
General
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,100 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our standard products business includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. Our Power Solutions products include discrete and integrated circuit solutions for power management in communication, consumer, computing, servers, automotive, and industrial applications.
The wide variety of our analog and mixed-signal semiconductor products allows us to address multiple high-growth end markets and rapidly develop and introduce new products in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our organic light emitting diodes (“OLEDs”) products are produced using external foundries. Through a strategic cooperation with external foundries, we strive to outsource wafers at competitive prices and produce quality products.
We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology and develop products that are in high demand by our customers and end consumers. We sold approximately 400 distinct products in the year ended December 31, 2023 with a substantial portion of our revenues derived from a concentrated number of customers.
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
For the year ended December 31, 2023, we generated total revenues of $230.1 million, net loss of $36.6 million, operating loss of $57.6 million, Adjusted EBITDA of negative $24.2 million, Adjusted Operating Loss of $41.2 million and Adjusted Net Loss of $22.5 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) and a reconciliation to net loss and operating loss prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
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

On December 30, 2020, we changed our name from “MagnaChip Semiconductor Corporation” to “Magnachip Semiconductor Corporation.”
On May 30, 2023, we announced a plan to separate our standard products business, consisting of Display Solutions and Power Solutions business lines, into two different entities to better align our product strategies by enabling each entity to allocate its resources more effectively to the specific needs of its customers, as well as to enhance transparency, accountability and flexibility in business (the “Internal Separation”). To effectuate the Internal Separation, we reorganized our standard products business into two distinct businesses: (i) our Display IC and Power IC businesses, which are fabless businesses, were grouped together to form the Mixed-Signal Solutions (“MSS”) business, and (ii) our Power Discrete business, which is an integrated device manufacturing (“IDM”) business, became the Power Analog Solutions (“PAS”) business. On January 10, 2024, we completed the Internal Separation by forming a new Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” and transferring the MSS business into such subsidiary. Following the Internal Separation, our MSS business is primarily operated by Magnachip Mixed-Signal, Ltd., and our PAS business is primarily operated by Magnachip Semiconductor, Ltd., our already-existing Korean operating company. Both companies are indirect wholly-owned subsidiaries of the Company.
Legacy Foundry Services Group Business
On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju, Korea (known as “Fab 4”) to SK keyfoundry Inc. This sale was part of a strategic shift in our operational focus to our standard products business. The Foundry Services Group business provided specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer semiconductor companies.
Our Products
Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automobiles, entertainment devices, notebook PCs, monitors and liquid crystal display (“LCD”), OLEDs and micro light emitting diode (“Micro LED”) televisions. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicon thin film transistor (“LTPS TFT”), as well as high-volume display technologies such as amorphous silicon thin film transistors
(a-Si
TFTs). Since 2007, we have designed and manufactured OLED display driver integrated circuit (“IC”) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to WQHD (Wide Quadruple High Definition) for wide range of applications including smartphones, TVs, automotive applications and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. Our Display Solutions products represented 14.0%, 21.2% and 43.3% of our total revenues for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.
We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (“MOSFETs”), insulated-gate bipolar transistors (“IGBTs”),
AC-DC/DC-DC
converters, LED drivers, regulators and power management integrated circuits (“PMICs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, automotive, and industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives. Our Power Solutions products represented 71.1%, 68.3% and 48.0% of our total revenues for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

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

•
Highly Efficient Manufacturing Capabilities.
Our manufacturing strategy is focused on optimizing our asset utilization across our display driver and power management products, which enables us to maintain the price competitiveness of our products through our low-cost
operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages. Since 2007, we design and manufacture OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external
12-inch
foundries starting in the second half of 2015 and we started outsourcing
8-inch
wafer

for OLED TV ICs after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us.

Our Strategy
Our objective is to grow our business, cash flow and profitability and to continue strengthening our position in the semiconductor industry as a leading provider of analog and mixed-signal semiconductor products for high-volume markets. Our business strategy emphasizes the following key elements:

•
Increase Business with Existing Customers.
We have a global customer base consisting of leading consumer electronics original equipment manufacturers (“OEMs”) that sell to multiple end markets. We intend to continue to strengthen our relationships with our customers by collaborating on critical design and product development in order to improve our design-win
rates. We seek to increase our customer penetration by more closely aligning our product roadmap with those of our key customers and take advantage of our broad product portfolio, our deep knowledge of customer needs and existing relationships to sell more existing and new products.

•
Broaden Our Customer Base.
We expect to continue to expand our global customer base, particularly in China, Hong Kong, and Taiwan, and other high-growth geographies, to penetrate new accounts. In addition, we intend to introduce new products and variations of existing products to address a broader customer base. In order to broaden our market penetration, we are complementing our direct customer relationships and sales with an improved base of distributors, with a particular focus on the growth of our power management business.

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

•
Return on Capital Investments and Cash Flow Generation.
We manufacture most of our Display Solutions products at external foundries. Through strategic cooperation with external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments. We manufacture our Power Solutions products by utilizing our in-house
manufacturing facility and external foundry to address a broad portfolio of power products while we seek to maximize return on capital investments and our cash flow generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. However, from time to time, we make special investments to enhance our manufacturing capabilities by investing in new equipment and expanding our facility, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity.

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
Poly Silicon (LTPS),
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
Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how
are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as
AC-DC/DC-DC
converters, LED drivers, regulators, PMICs, power MOSFETs and IGBTs. We believe our system-level understanding of applications such as LCD televisions, smartphones, computing, and servers, automotive, and industrial applications will allow us to more quickly develop and customize power management solutions for our customers in these markets.
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
voltage differential signaling
(m-LVDS),
unified standard interface (USI) and mobile industry processor interface (“MIPI”).

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
TFT-LCD Source Drivers
•  480 to 1,542 output channels
•  6-bit
(262 thousand colors),
8-bit
(16 million colors),
10-bit
(1 billion colors)
•  Output voltage ranging from 9V to 18V
•  Low power consumption and low EMI
•  COF package types
•  EPI,
m-LVDS,
USI interface technologies
• LCD/LED TVs • Notebooks • LCD/LED monitors • Automotive

TFT-LCD Gate Drivers	• 272 to 960 output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • LCD/LED TVs • Notebooks • Automotive

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, MIPI, USI-T interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Public information display

OLED Source Drivers	• 960 output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

Micro LED Drivers	• 480 to 552 output channels (3 Mux) • 10 bit (1 billion colors) • Output voltage: max 18V • COF package type • USI interface technology	• Micro LED TVs

Mobile Display Solutions.
Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as
a-Si
TFT. Our mobile

display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (“MDDI”), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,880x1,284) to QHD+(3,360x1,440), wide aspect ratio from 16:9 to 21:9 and rigid and flexible OLED displays. In the transition to, and adoption of, 5G, fast responses and high frame rates such as 90Hz, 120Hz and 144Hz are becoming essential product offerings. To meet this new and evolving demand, we have developed and mass produced our OLED display driver IC, which supports 90Hz/120Hz/144Hz high frame rates.
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

Power Solutions
We develop, manufacture and market power management solutions for a wide range of end-market
customers. The products include MOSFETs, IGBTs,
AC-DC/DC-DC
converters, LED drivers, regulators, PMICs for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances, automotive, and industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives.

•	MOSFETs. Our MOSFETs include low-voltage from 12V to 30V, medium-voltage from 40V to 200V, high-voltage planar MOSFETs, 200V through 650V, and super junction MOSFETs, 250V through 900V.

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

•
Logic PMICs.
We also provide logic PMICs for organic light-emitting diode (OLED) display panel. Our PMICs provide optimized power to source driver, gate driver and timing controller
(T-CON)
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
The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 12V-30V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones, mobile phones, and wearable devices • Tablet PCs, Notebooks • Desktop PCs, Servers • LCD/LED TVs • Industrial applications • Automotive

Medium Voltage MOSFET	• Voltage options of 40V-200V • Advanced Trench MOSFET Process • High cell density	• e-Bikes and Motor controls • Battery Management Systems • Power tools and Servers

Product	Key Features	Applications
	• High system efficiency • Advanced packages to enable reduction of PCB mounting area	• Energy Storage System • Other computing applications (Tablet PCs, Notebooks, Desktops) • Consumer applications (TV) • Industrial applications • Automotive

High Voltage MOSFET
•  Voltage options of 200V-650V
•  R2FET (rapid recovery) option to shorten reverse diode recovery time
•  Zener diode option for MOSFET protection for abnormal input
•  Advanced Planar MOSFET Process
•  Advanced packages to enable reduction of PCB mounting area
• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LEDTVs • Automotive

Super Junction MOSFET
•  Voltage options of 250V-900V
•  Low R
DS(ON)
•  Epi stack process
•  Zener diode option for MOSFET protection for abnormal input
•  Advanced SJ MOSFET process
•  Advanced packages to enable reduction of PCB mounting area
•  Low power loss by high speed switching
• LCD/LED/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers and Telecom powers • Industrial applications • EV charging station • On board charger

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
end-market
applications to each of our customers.
We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located
with our design center in Korea, as well as our local sales and support offices and sales liaisons in Japan, Greater China, Taiwan and Europe. We have a network of agents and distributors in the U.S., Europe and the Asia Pacific region. For the years ended December 31, 2023, 2022 and 2021, we derived 34%, 48% and 62% of net sales from our standard products business through our direct sales force, respectively, and 66%, 52% and 38% of net sales from our standard products business through our network of authorized agents and distributors, respectively.
Customers
We sell our Display Solutions and Power Solutions products to consumer, computing, communication, automotive and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. For the years ended December 31, 2023, 2022 and 2021, our ten largest customers accounted for 69.2%, 69.4% and 79.8% of net sales from our standard products business, respectively. Our arrangements with and reliance on key customers, particularly customers for our display products, may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the year ended December 31, 2023, sales to SAMT represented 16.7% of net sales from our standard products business, and Samsung Display represented 13.4% of net sales from our standard products business. For the year ended December 31, 2022, sales to Samsung Display represented 19.0% of net sales from our standard products business, and SAMT represented 13.8% of net sales from our standard products business. For the year ended December 31, 2021, sales to Samsung Display represented 42.5% of net sales from our standard products business, and SAMT represented 10.4% of net sales from our standard products business. For the year ended December 31, 2023, we recorded revenues of $2.8 million from customers in the U.S. and $192.9 million from all foreign countries, of which 41.4% was from Greater China and 34.6% was from Korea. For the year ended December 31, 2022, we recorded revenues of $10.4 million from customers in the U.S. and $291.5 million from all foreign countries, of which 42.2% was from Greater China and 36.1% was from Korea. For the year ended December 31, 2021, we recorded revenues of $6.1 million from customers in the U.S. and $427.0 million from all foreign countries, of which 47.2% was from Greater China, 26.6% from Korea and 18.9% from Vietnam. All information pertaining to the geographic source of revenues is with respect to the geographic location to which our products are billed.
Intellectual Property
As of December 31, 2023, our portfolio of intellectual property assets included approximately 927 registered patents and 170 pending applications. Approximately 394 and 54 of our registered patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing registered patent or pending application. Because we file patents in multiple jurisdictions, we additionally have approximately 533 registered patents and 116 pending applications that relate to identical technical claims in our base patent portfolio. Our registered patents expire at various times approximately over the next 19 years. While these patents are, in the aggregate, important to our competitive position, we do not believe that any single registered patent or pending application is material to us.
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
The Notification Regarding Designation of National Core Technologies issued by the MOTIE was amended on July 14, 2021 to add certain technologies to the list of National Core Technology designated by the MOTIE, and the amended list includes the OLED Display Driver IC (“OLED DDI”) design technology for driving display panels. Since then, the Act on Special Measures for Strengthening and Protecting the Competitiveness of the National High-Tech Strategic Industry (the “Special Act”) was enacted and became effective on August 4, 2022, and more recently, on June 2, 2023, the MOTIE designated 17 technologies, including the OLED DDI design technology for driving display panels, as National High-Tech Strategic Technology (“NHST”) under the Special Act. Under the Special Act, any export of NHST requires prior approval from the MOTIE. Any such export of NHST without the approval of the MOTIE may be subject to corrective orders by the relevant authorities and may also be subject to criminal sanctions.
In the ordinary course of business, our Korean subsidiary may provide certain information relating to its products, including OLED DDI, to customers, suppliers or vendors, and such disclosure of information may be subject to the
NCT-related
regulations under the ITA and NHST-related regulations under the Special Act, and therefore the MOTIE’s acceptance of prior-reports (under the ITA) and the MOTIE’s prior approval (under the Special Act). Since the amendment of the foregoing NCT list in July 2021, we have filed prior-reports with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports have thus far been accepted by the MOTIE.
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
Human Capital
Our worldwide workforce consisted of 891 employees (full- and part-time) as of December 31, 2023, of which 201 were involved in sales, marketing, general and administrative, 228 in research and development (including 78 with advanced degrees), 40 in quality, reliability and assurance, and 422 in manufacturing (comprised of 40 in engineering and 382 in operations, maintenance and others). Our employees leverage their extensive expertise in engineering, design and process to accelerate the advancement of technology and be leaders in our industry. We pride our company on being a great workplace where employees from diverse backgrounds can reach their full potential.

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
As of December 31, 2023, of the 857 employees at our Korean subsidiary, 387 were represented by the First Union, and 83 employees were represented by the Second Union. Approximately 55% of our employees at our Korean subsidiary were represented by the Magnachip Semiconductor Labor Unions.
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
Compensation and Benefits
We strive to reward employees with competitive compensation based on contribution and performance. We periodically evaluate market practices for compensation and benefits, including with respect to job function, role and responsibility, job level and region, and regularly review whether our compensation levels and distribution methods are fair and equitable. Additionally, we have long-and mid-term
retention programs to attract and retain high-performing key talent.
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
Safety and Wellness
We appreciate the fact that our employees constitute one of the most critical assets of Magnachip, and therefore, their safety and wellness are key factors to our success. We have a dedicated Environmental Health & Safety (“EHS”) team that establishes and reviews internal EHS regulations based on international agreements as well as local laws and regulations. Our EHS team is also responsible for identifying, evaluating and improving EHS issues within the overall manufacturing process to ensure a safe and comfortable work environment. Magnachip has implemented and maintains an Occupational Health and Safety Management System as well as an Environmental Management System. Our sites are certified to the internationally recognized ISO 45001 and ISO 14001 standards.
In January 2021, the Korean legislature enacted the Serious Accident Punishment Act (“SAPA”), which imposes criminal liability on individuals and entities responsible for “serious accidents,” including industrial accidents that cause death, serious injury or occupational illness. SAPA essentially requires enterprises to establish relevant standards and measures to ensure a certain level of operational safety, including the health and safety of all employees. SAPA went into effect in January 2022, and in connection therewith, we appointed Mr. Seunghoon Lee as the Chief Safety Officer of Magnachip Semiconductor, Ltd. (“MSK”), who then formed a dedicated team to evaluate, improve and monitor the policies, practices, standards and systems relating to health and safety to ensure compliance with SAPA. Mr. Lee, who has over 35 years of manufacturing and industrial EHS experience at Magnachip, concurrently serves as the Chief of Manufacturing of MSK.
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
10-Q
or
8-K,
respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Compensation Recovery Policy, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Form
10-K,
10-Q
and
8-K,
respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o Magnachip Semiconductor, Ltd., 15F, 76 Jikji-daero
436beon-gil,
Heungdeok-gu,
Cheongju-si,
Chungcheongbuk-do, 28581, Republic of Korea; Attention: Investor Relations; email address: investors@magnachip.com.
Information About Our Executive Officers
The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	59	Director and Chief Executive Officer
Shin Young Park	43	Chief Financial Officer
Theodore Kim	54	Chief Compliance Officer, General Counsel and Secretary
Woung Moo Lee	61	General Manager of Mixed-Signal Solutions
Chan Ho Park	60	Co-General Manager of Power Analog Solutions

Young-Joon (YJ) Kim, Director on the Board of Directors, Member of the Risk Committee and Chief Executive Officer.
Mr. YJ Kim became our Chief Executive Officer in May 2015 and has also served as a director on our Board since that time. In February 2023, Mr. Kim held the additional role of Acting
Co-General
Manager of our Power business to capitalize on the attractive growth opportunities in the Power sector. In February 2020 to February 2023, Mr. Kim assumed the additional role of General Manager of the Display business to capitalize on the attractive growth opportunities in OLED display and other relevant emerging markets. He also served as the acting General Manager of Foundry Services Group from January 2019 until the completion of the sale of the Foundry Services Group and the factory in Cheongju (“Fab 4”) on September 1, 2020. Mr. Kim joined our company in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. Prior to joining our company, Mr. Kim held a variety of senior management roles at several global semiconductor firms. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, multi-core processors, FLASH, EPROM, analog, mixed-signal, sensors, 3G/4G/5G base stations, workstations and servers. Immediately before joining our company, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the OCTEON Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded
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
Woung Moo Lee, General Manager of Mixed-Signal Solutions.
Mr. Woung Moo Lee was named General Manager of Mixed-Signal Solutions in tandem with the Internal Separation. Prior to that, Mr. Lee served as General Manager of Worldwide Sales, to which position he was appointed in February 2020. Prior to that, Mr. Lee served as General Manager of Power Solutions from February 2020 to June 2020 and as General Manager of the Standard Products Group from 2015 to 2020. Prior to that, he served as our Senior Vice

President, Korea Sales from 2013 to 2015. Before joining Magnachip, he was one of the founding executives and served as Vice President of Global Strategy and Marketing, Samsung LED Co., Ltd. from 2009 to 2011. In 1984, Mr. Lee began his career as a memory semiconductor design engineer and served as Vice President of Memory Strategy & Marketing Team at Samsung Electronics Co., Ltd. until 2009. Mr. Lee received the prestigious “Proud Samsung Employee Award” in 2005 and holds a B.S. degree in Electronic Engineering from Inha University.
Chan Ho Park
, Co-
General Manager of Power Analog Solutions.

Dr. Chan Ho Park was named
Co-General
Manager of Power Analog Solutions in tandem with the Internal Separation. Prior to that, Mr. Park served as General Manager of Power Solutions from June 2020. Mr. Park has over 30 years of hands-on
experience in the development of discrete power devices and market insights throughout the power semiconductor industry. Prior to joining Magnachip, he was a senior staff at Vishay Intertechnology Inc. since March, 2014. He developed cutting-edge technology platforms for low voltage MOSFETs having 1.5 giga-cell density and provided high and low side MOSFETs for DrMOS to various power stage solutions. Mr. Park started his professional career in 1986 as a design engineer in the field of BJT,
J-FET
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user
products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user
products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations. Current global macroeconomic conditions, including higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, Israel-Hamas war, sustained military action and conflict in the Red Sea, and trade tensions between the U.S. and China have led to weaker end-market
demand and unstable supply chain. We continue to monitor these trends and uncertainties, and any decline in end-market
demand and increase in inventory levels could negatively impact our financial condition and results of operations.
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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products, particularly our display products, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2023, 2022 and 2021, our ten largest customers accounted for 69.2%, 69.4% and 79.8% of net sales from our standard products business, respectively. For the year ended December 31, 2023, sales to SAMT represented 16.7% of net sales from our standard products business, and Samsung Display represented 13.4% of net sales from our standard products business. For the year ended December 31, 2022, sales to Samsung Display represented 19.0% of net sales from our standard products business, and SAMT represented 13.8% of net sales from our standard products business. For the year ended December 31, 2021, sales to Samsung Display represented 42.5% of net sales from our standard products business, and SAMT represented 10.4% of net sales from our standard products business. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products within a short period of time could adversely affect our business.
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
Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete will depend on a number of factors, including the following:

•	our ability to offer cost-effective and high quality products and services on a timely basis using our technologies;

•	our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics;

•	our ability to continue to rapidly introduce new products that are accepted by the market;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors and competitiveness of their products and services in a given market;

•	entrance of new competitors into our markets;

•	our ability to enter the highly competitive power management market; and

•	our ability to supply power products to our customers reliably through our own fabrication facility.
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
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2023 and 2022 due to a relatively weaker Korean won during the periods. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2023, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $285.1 million. Our Dutch subsidiary uses the U.S. dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.
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
As of December 31, 2023, 470 employees, or approximately 55% of our employees, were represented by the Magnachip Semiconductor Labor Unions. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.
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
We use independent foundry services for certain of our Display Solutions products and Power Solutions products. Silicon wafer production at these facilities is allocated solely by our vendors and beyond our direct control. Therefore, any disruption in wafer supply from these vendors could have a material impact on our revenue and results of operations.
Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations.
Increases in demand for semiconductor products have in the past and may again in the future result in a global shortage of manufacturing capacity. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers. These factors could cause a negative impact on our results of operations.
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
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, implements a 15% alternative minimum tax on the adjusted financial statement income of large corporations with average annual financial income exceeding $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The IRA provisions are effective for tax years beginning after December 31, 2022. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global minimum effective tax rate of 15% on multinational enterprise (“MNE”) groups with consolidated revenues of at least EUR 750 million during two of the four preceding fiscal years, which will be effective for fiscal years beginning on January 1, 2024. Additionally, South Korea became one of the first countries to enact global minimum tax rules. At this time, we do not anticipate that changes in the tax laws will have a material impact to our consolidated tax provision for the year ending December 31, 2023 or December 31, 2024. We will continue to monitor as new information and guidance becomes available.
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
Under the ITA, any export (including various means of outflow, such as sale or transfer outside Korea) of National Core Technology by the MOTIE requires the filing of a prior-report with, and the acceptance of the same by, the MOTIE. Under the Special Act, any export of NHST requires prior approval from the MOTIE. Any such export of NCT without the acceptance of the prior-report with the MOTIE may be subject to corrective orders by the relevant authorities, and failure to comply with such corrective orders may potentially result in criminal liabilities. Any such export of NHST without the prior approval from the MOTIE may be subject to corrective orders by the relevant authorities and may also be subject to criminal sanctions.
The Notification Regarding Designation of National Core Technologies issued by the MOTIE was amended on July 14, 2021 to add certain technologies to the list of National Core Technology designated by the MOTIE, and the amended list includes the OLED DDI design technology for driving display panels. On June 2, 2023, the MOTIE designated 17 technologies, including the OLED DDI design technology for driving display panels, as NHST under the Special Act. In the ordinary course of business, our Korean subsidiary may provide certain information relating to its products, including OLED DDI, to customers, suppliers or vendors, and such disclosure of information may be subject to both NCT and NHST restrictions, and therefore the MOTIE’s acceptance of prior reports and prior approval. Since the amendment of the foregoing NCT list in July 2021, we have filed prior-reports with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports have thus far been accepted by the MOTIE.
There is no assurance, however, that any future prior-reports for the export of our product-related information will be accepted by the MOTIE or we will obtain any future prior approval for the export from the MOTIE. In the event that any future prior-report or application is not accepted or not approved, we may be unable to continue our business with the overseas customers, suppliers or vendors, including the manufacturing and delivery of our OLED DDI products.

In addition, in the event that there is any M&A transaction with respect to our Korean subsidiary that results in non-Korean
ownership of 50% or more, or exertion of control over the appointment of officers/management by a non-Korean
person or entity as the largest shareholder, a prior-report with and the acceptance by the MOTIE is required under the ITA and a prior approval from the MOTIE is required under the Special Act. There is no assurance that any report for an M&A transaction involving non-Korean
acquirers or investors will be accepted by the MOTIE, nor we can assure approval for the M&A transaction from the MOTIE when such transaction is pursued in the future.
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

On March 25, 2022, the Enforcement Decree of the Carbon Neutrality Framework Act (the “Enforcement Decree”) was enacted. The Enforcement Decree aims to provide details required for the execution of items prescribed under the Carbon Neutrality Framework Act. The key provisions of the Enforcement Decree include those setting the mid-to
long-term greenhouse gas

reduction goal at 40% and implementing the climate change impact assessment scheme. Based on that, On April 11, 2023, the Korean government published the 1st National Basic Plan for Carbon Neutrality and Green Growth (the “Basic Plan”). The Basic Plan is a national plan for responding to the climate crisis and sustainable development. Including annual reduction goals and implementation measures for each sector (e.g., industry and transportation), the Basic Plan will be updated every five years over the next 20 years between 2023 and 2042. It is anticipated that the Carbon Neutrality Framework Act and the Basic Plan, which aims to promote the harmonious development of the economy and the environment in conjunction with active greenhouse gas reduction measures, will serve as the foundation for the government’s climate change response policy going forward.
Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.
Enacted on January 26, 2021 and effective as of January 27, 2022 in Korea, the SAPA will impose enhanced liability exposure for workplace accidents. The legislative goal of the SAPA is to prevent serious accidents by prescribing punishments and punitive damages liability for business owners or responsible management personnel who have violated safety and health measures in the event of such serious accidents (serious industrial accidents and serious civil accidents). Since the law applies to businesses in Korea with 50 or more full-time employees starting from January 27, 2022, our Korean subsidiary becomes subject to the law after the effective date. According to the SAPA, if a serious occupational accident occurs that results in at least one deceased person, at least two persons wounded for six months or more, or at least three persons suffering from occupational diseases within a one year period, if the “business owners or responsible management personnel” of the relevant business place is found to have failed to perform its “obligation to secure safety and health,” that person may be subject to imprisonment for up to 7 year or a fine of up to KRW 100 million (in case of death, imprisonment for not less than 1 year or a fine of not less than KRW 1 billion). Additionally, if there was negligence of the company in giving due attention and supervision to prevent such accident, the company will be subject to a fine up to KRW 1 billion (in case of death, a fine up to KRW 5 billion) under joint penalty provisions. Relevant responsible management personnel will also be required to spend more time, effort and cost to comply with the SAPA and perform the necessary additional duties imposed by the law to ensure compliance.
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
We are a holding company with no independent operations of our own. Our subsidiaries conduct substantially all of the operations necessary to fund our obligations. Our ability to pay dividends or to make payments on any future obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

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
On December 21, 2021, the Board of Directors authorized us to repurchase up to $75.0 million of our outstanding common stock and we entered into an accelerated stock repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37.5 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid JPM $37.5 million in cash and received an initial delivery of 994,695 shares of our common stock. Upon final settlement of the ASR Agreement, we received an additional 1,031,576 shares of common stock from JPM. On August 31, 2022, the Board of Directors authorized an expansion of our previously announced stock repurchase program from $75 million to $87.5 million of our common stock. The remaining $50 million of the expanded $87.5 million program was planned to be repurchased in the open market or through privately negotiated transactions. From September 2022 to June 2023, we repurchased 4,941,093 shares of common stock under the expanded stock repurchase program using the remaining $50 million through open market purchases. On July 19, 2023, the Board of Directors authorized a new $50 million stock buyback program. Purchases have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. In connection with the repurchase program, we established a stock trading plan with Needham & Company, LLC in accordance with Rule
10b5-1
under the Securities Exchange Act. This share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. The IRA enacted in August 2022 imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12. Stockholders’ Equity and Stock-Based Compensation” for more information.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
Cybersecurity risks and data protection are key components of our long-term strategy and enterprise risk management program and are integrated into our overall risk management systems and processes. We maintain processes for assessing, identifying and managing material risks from cybersecurity threats, and we routinely invest in the development and implementation of essential cybersecurity systems, infrastructures and processes to protect the security and integrity of our systems, networks, databases and proprietary information. Key areas of our cybersecurity risk management processes and strategy currently include:

•
Compliance with industry standards and regulatory frameworks
: Our information security management system is ISO 27001 certified. In addition, we align our standards to comply with South Korea’s industrial technology protection law (Act on Prevention of Divulgence and Protection of Industrial Technology), which prevents technologies vital to South Korean national security or economic competitiveness from being divulged to or shared with foreign countries or corporations without the government’s approval.

•
Ongoing Evaluation and Assessment of Systems and Procedure
: We monitor compliance with regulatory, industry and evolving data privacy requirements and update our cybersecurity risk management program from time to time as appropriate. We also continuously monitor our information security systems and processes on an ongoing basis to identify and remediate cybersecurity threats and vulnerabilities that could be exploited to adversely impact our business operations. To better preemptively identify risks and vulnerabilities in our security systems, we perform penetration testing for security controls using external third-party tools and encourage vulnerability reporting within our organization,

•
Cross-Collaboration and Coordination
: Cybersecurity risks related to our business, privacy and compliance issues are identified and managed through a multifaceted approach, including third-party monitoring, internal and external IT security audits and reviews by relevant committees.

•
Third-Party Service Providers
: We engage leading third-party product and service providers to assist us with our cybersecurity risk management. We use an Information Prevention and Data Loss Prevention System on networks and endpoints, which is designed to prevent unauthorized access to or transfer of sensitive data. We also use centrally managed antivirus systems for blocking illegal software to detect and remove malware and illegal software from devices in real time. In particular, we use a Managed Security Service provider for Security Information and Event Management services for matters such as firewall management, intrusion detection and prevention, vulnerability management and incident response.

•
Cyber Incident Response Plan
: We maintain a comprehensive cyber incident response plan that sets forth the applicable processes, roles, engagements, escalations and notifications to promptly respond to a cybersecurity incident. This plan covers steps to be taken upon the detection of a cybersecurity incident detection, review by relevant committees, identification of damages, recovery process, post-incident analysis and the introduction of improvement measures. Such incident responses are managed in a timely manner by a dedicated team and overseen by relevant organizations, including IT, finance, legal and compliance.

•	Security Awareness Training for Personnel : We provide comprehensive employee training on cybersecurity awareness, confidential information protection and simulated phishing attacks.

•
Review of Third-Party Risks
: We routinely conduct risk and compliance assessments of third-party service providers prior to exchanging any sensitive data or integrating with any key third-party provider.

As of December 31, 2023, we have not identified any risks from cybersecurity threats, including any previous cybersecurity incidents, that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats (including any previous cybersecurity incidents) that could be reasonably likely to materially affect us, please refer to our Risk Factors discussion under the heading ‘We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems that could damage our reputation, harm our business, expose us to liability and materially adversely affect our results of operations’ in Item 1A of this Annual Report on Form
10-K.
Cybersecurity Governance
In line with our overall risk management governance structure, management is responsible for the day-to-day
management of cybersecurity risks while the Company’s Board of Directors and its Risk Committee actively and continuously provide oversight.
Our Risk Committee oversees the Company’s management of key risks including those arising from cybersecurity threats. Our management team reports to the Risk Committee on a quarterly basis, presenting their assessment of key enterprise risks, including cybersecurity. The topics include trends in cyber threats and the initiatives designed to strengthen our security systems and enhance the cyber readiness of our organization. Additionally, at least annually, our management team and our Chief Information Security Officer (“CISO”) update the members of the Risk Committee and the Board of Directors on existing and new cybersecurity risks, status of risk mitigation efforts, cybersecurity incidents, if any, and the progress of key information security initiatives.
In 2020, we established the Information Security Steering Committee (the “IS Steering Committee”), a management-level and cross-functional committee, led by our Chief Executive Officer, and comprised of our Chief Compliance Officer, Chief Financial Officer, CISO, Chief Privacy Officer and relevant teams including

Information Security, HR, Compliance & Internal Audit and Legal. The IS Steering Committee holds quarterly meetings, during which they review and take action on a wide range of topics, including cybersecurity threat matters such as prevention monitoring, detection mitigation and remediation of cybersecurity incidents.
Our CISO leads a dedicated Information Security team in charge of cybersecurity matters. Collectively, the members of our Information Security team have over 35 years of relevant experience in various roles involving information technology, information security, compliance and systems. Also, our Information Security team oversees compliance with our cybersecurity framework, facilitates cybersecurity risk management activities, assists with the review and approval of policies, and oversees the security awareness program. At least annually, our Information Security team and CISO update the members of the Risk Committee and the Board of Directors on compliance and risk matters. The Information Security team also reports to the IS Steering Committee on a quarterly basis. We invest in ongoing cybersecurity training for our Information Security team.
Item 2. Properties
Our manufacturing operations take place in a single fabrication facility located in Korea in Gumi. Our facility has a capacity of approximately 36,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.18 to 0.35 microns. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.
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
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 29, 2017 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2023. The graph assumes that $100 was invested on December 29, 2017 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31, 2023.
Comparison of Cumulative Total Return*
Among Magnachip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)
Indexed Returns

Company/Index	Base Period 12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
Magnachip Semiconductor Corporation	100	186.96	217.71	337.68	151.21	120.77
S&P 500 Index	100	129.96	149.83	190.13	153.16	190.27
Philadelphia Semiconductor Index	100	160.12	242.00	341.61	219.20	361.46
Holders
The approximate number of record holders of our outstanding common stock as of February 29, 2024 was 67. This number does not include beneficial owners for whom shares are held by nominees in street name.
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
Issuer Purchases of Equity Securities
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 2023	904,977	$7.78	904,977	$37,594
November 2023	153,699	$7.53	153,699	$36,437
December 2023(1)	72,595	$7.50	—	$36,437

Total	1,131,271	$7.73	1,058,676	$36,437

(1)	Includes 72,595 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
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
The following section generally discusses our financial condition and results of operations for our fiscal year ended December 31, 2023 (“fiscal year 2023”) compared to our fiscal year ended December 31, 2022 (“fiscal year 2022”). A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to our fiscal year ended December 31, 2021 (“fiscal year 2021”) can be found in Part II, Item 7 of our Annual Report on Form
10-K
for fiscal year 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023.
Overview
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,100 registered patents and pending applications and extensive engineering and manufacturing process expertise.
Our standard products business includes our Display Solutions and Power Solutions business lines.
Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communication, automotive, entertainment devices, IT applications such as monitors, notebook PCs, tablet PC and TVs applied with liquid crystal display (“LCD”), organic light emitting diodes (“OLED”) and micro light emitting diode (“Micro LED”) panel. Since 2007, we have designed and manufactured OLED display driver integrated circuit (“IC”) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to UHD (Ultra High Definition) for a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs.
Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in communication, consumer, computing, servers, automotive, and industrial applications. These products include metal oxide semiconductor field effect transistors (“MOSFETs”), insulated-gate bipolar transistors (“IGBTs”),
AC-DC/DC-DC
converters, LED drivers, regulators and power management integrated circuits (“PMICs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electrics, automotive, and industrial applications such as power suppliers,
e-bikes,
solar inverters, LED lighting and motor drives.
Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center in Korea and substantial manufacturing operation in global place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED products are produced using external foundries. Through a strategic cooperation with external foundries, we manage to ensure outsourcing wafers at competitive price and produce quality products.

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
Demand for our products and services is driven by overall demand for communication, IoT, consumer, industrial and automotive products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we continually strive to diversify our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.
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
Our standard products business requires investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those products which do require advanced technology and
12-inch
and
8-inch
wafer capacity, such as OLED. We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.
Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external
12-inch
foundries starting in the second half of 2015 and we have started outsourcing
8-inch
wafer for OLED TV ICs after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly during the global shortage of foundry services. Although we are working strategically with external foundries to ensure long-term wafer capacity, if these efforts are unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.
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
Recent Developments
Internal Separation
On May 30, 2023, we announced a plan to separate our standard products business, consisting of Display Solutions and Power Solutions business lines, into two different entities to better align our product strategies by enabling each entity to allocate its resources more effectively to the specific needs of its customers, as well as to enhance transparency, accountability and flexibility in business (the “Internal Separation”). To effectuate the Internal Separation, we reorganized our standard products business into two distinct businesses: (i) our Display IC and Power IC businesses, which are fabless businesses, were grouped together to form the Mixed-Signal Solutions (“MSS”) business, and (ii) our Power Discrete business, which is an integrated device manufacturing (“IDM”) business, became the Power Analog Solutions (“PAS”) business. On January 10, 2024, we completed the Internal Separation by forming a new Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” and transferring the MSS business into such subsidiary. Following the Internal Separation, our MSS business is primarily operated by Magnachip Mixed-Signal, Ltd., and our PAS business is primarily operated by Magnachip Semiconductor, Ltd., our already-existing Korean operating company. Both companies are indirect wholly-owned subsidiaries of the Company.
Beginning in the first quarter of 2024, the changes from the Internal Separation will be reflected in the Company’s financial reporting, including segments.
New Stock Repurchase Program
On July 19, 2023, our Board of Directors authorized a new $50 million stock buyback program. Purchases have been and will be made in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

From August 2023 to December 2023, we repurchased 1,730,173 shares of our common stock in the open market for an aggregate purchase price of $13.6 million and a weighted average price per share of $7.84 under the new stock repurchase program.
Macroeconomic Industry Conditions
The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, inventory corrections, shifting customer and end-user
demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia and Ukraine and Israel and Hamas and sustained military action and conflict in the Red Sea, any one of and all of which may cause volatility and unpredictability in the market for semiconductor products and end-user
demand. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.
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
and
end-users,
including those related to weapons of mass destruction. Additionally, on October 21, 2022, the Bureau of Industry and Security brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, the Bureau of Industry and Security published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we do not anticipate that they will have a material impact on our current business, but we will continue reviewing and assessing these rules and regulations and their potential impact on our business. Additional changes to the U.S. Export Regulations are expected, but the scope or timing of such changes is unknown. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.
Explanation and Reconciliation of
Non-U.S. GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)
We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) early termination and other charges, net. EBITDA for the periods indicated is defined as net loss before interest income, interest expense, income tax expense (benefit), and depreciation and amortization.
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
We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. A reconciliation of net loss to Adjusted EBITDA is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(Dollars in millions)
Net loss	$(36.6)	$(8.0)
Interest income	(10.4)	(6.0)
Interest expense	0.8	1.2
Income tax expense (benefit)	(10.9)	5.2
Depreciation and amortization	16.7	15.0

EBITDA	$(40.5)	$7.3
Adjustments:
Equity-based compensation expense(a)	7.2	6.0
Foreign currency loss (gain), net(b)	(0.5)	3.0
Derivative valuation loss (gain), net(c)	0.3	(0.1)
Early termination and other charges, net(d)	9.3	3.3

Adjusted EBITDA	$(24.2)	$19.5

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

(d)
For the year ended December 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the voluntary resignation program (the “2023 Voluntary Resignation Program”) that we offered and paid to certain employees during the first half of 2023 and $0.8 million of one-time
employee incentives. For the year ended December 31, 2022, this adjustment eliminates $2.8 million of one-time
employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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
Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense and (ii) early termination and other charges, net.
The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Income (Loss) for the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(Dollars in millions)
Operating loss	$(57.6)	$(5.2)
Adjustments:
Equity-based compensation expense(a)	7.2	6.0
Early termination and other charges, net(b)	9.3	3.3

Adjusted Operating Income (Loss)	$(41.2)	$4.1

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the year ended December 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023 and $0.8 million of one-time
employee incentives. For the year ended December 31, 2022, this adjustment eliminates $2.8 million of one-time
employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

We present Adjusted Net Income (Loss) (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) (including on a per share basis) by adjusting income (loss) to eliminate the impact of a number of non-cash
expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) early termination and other charges, net, and (v) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to income (loss) that we make in order to calculate Adjusted Net Income (Loss) (including on a per share basis) for the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(Dollars in millions, except per share data)
Net loss	$(36.6)	$(8.0)
Adjustments:
Equity-based compensation expense(a)	7.2	6.0
Foreign currency loss (gain), net(b)	(0.5)	3.0
Derivative valuation loss (gain), net(c)	0.3	(0.1)
Early termination and other charges, net(d)	9.3	3.3
Income tax effect on non-GAAP adjustments(e)	(2.2)	4.6

Adjusted Net Income (Loss)	$(22.5)	$8.8

Reported loss per share—basic	$(0.89)	$(0.18)
Reported loss per share—diluted	$(0.89)	$(0.18)
Weighted average number of shares—basic	41,013,069	44,850,791
Weighted average number of shares—diluted	41,013,069	44,850,791
Adjusted earnings (loss) per share—basic	$(0.55)	$0.20
Adjusted earnings (loss) per share—diluted	$(0.55)	$0.19
Weighted average number of shares—basic	41,013,069	44,850,791
Weighted average number of shares—diluted	41,013,069	45,795,559

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
(d)
For the year ended December 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023 and $0.8 million of one-time
employee incentives. For the year ended December 31, 2022, this adjustment eliminates $2.8 million of one-time
employee incentives and professional service fees and expenses of $1.0 million incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(e)
For the years ended December 31, 2023 and 2022, income tax effect on non-GAAP
adjustments were calculated by calculating the tax expense (benefit) of each jurisdiction with or without the non-GAAP
adjustments. For the year ended December 31, 2023, this adjustment eliminates the income tax effect on non-GAAP
adjustments of negative $2.2 million, which mainly related to our Korean subsidiary. For the year ended December 31, 2022, income tax effect on non-GAAP
adjustments related to our Korean subsidiary and the U.S. parent entity were $6.2 million and negative $1.7 million, respectively.

We believe that all adjustments to income (loss) used to calculate Adjusted Net Income (Loss) was applied consistently to the periods presented.
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
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2023 and 2022, we sold products to 165 and 175 customers, respectively, and our net sales to our ten largest customers (which does not include the Transitional Fab 3 Foundry Services) represented 69% of our net sales—standard products business, in each period.

We are currently in the process of winding down the Transitional Fab 3 Foundry Services, which represented 14.9% and 10.6% of our total revenues for the years ended December 31, 2023 and 2022, respectively.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2023, 96% of our employees were eligible for severance benefits.
Depreciation Expense.
We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. We depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from
30-40
years on buildings to
3-12
years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying value of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2023, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $285.1 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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
We are subject to income-or
non-income-based
tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions for all open tax years. Significant estimates and judgments are required in determining our worldwide provision for income-or non-income
based taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.
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

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table sets forth consolidated results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business	$195.7	85.1%	$301.9	89.4%	$(106.2)
Net sales—transitional Fab 3 foundry services	34.4	14.9	35.8	10.6	(1.4)

Total revenues	230.1	100.0	337.7	100.0	(107.6)
Cost of sales
Cost of sales—standard products business	143.8	62.5	202.3	59.9	(58.6)
Cost of sales—transitional Fab 3 foundry services	34.6	15.1	34.0	10.1	0.6

Total cost of sales	178.4	77.6	236.4	70.0	(58.0)

Gross profit	51.6	22.4	101.3	30.0	(49.6)
Selling, general and administrative expenses	48.5	21.1	50.9	15.1	(2.4)
Research and development expenses	51.6	22.4	52.3	15.5	(0.8)
Early termination and other charges, net	9.3	4.0	3.3	1.0	6.0

Operating loss	(57.6)	(25.1)	(5.2)	(1.6)	(52.4)
Interest income	10.4	4.5	6.0	1.8	4.5
Interest expense	(0.8)	(0.4)	(1.2)	(0.3)	0.3
Foreign currency gain (loss), net	0.5	0.2	(3.0)	(0.9)	3.5
Others, net	0.0	0.0	0.6	0.2	(0.5)

	10.1	4.4	2.4	0.7	7.7

Loss before income tax expense (benefit)	(47.6)	(20.7)	(2.9)	(0.9)	(44.7)
Income tax expense (benefit)	(10.9)	(4.8)	5.2	1.5	(16.1)

Net loss	$(36.6)	(15.9)%	$(8.0)	(2.4)%	$(28.6)

Results by business line

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business
Display Solutions	32.1	14.0	71.4	21.2	(39.3)
Power Solutions	163.6	71.1	230.5	68.3	(66.9)

Total standard products business	195.7	85.1	301.9	89.4	(106.2)
Net sales—transitional Fab 3 foundry services	34.4	14.9	35.8	10.6	(1.4)

Total revenues	$230.1	100.0%	$337.7	100.0%	$(107.6)

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit—standard products business	51.9	26.5	99.5	33.0	(47.6)
Gross profit—transitional Fab 3 foundry services	(0.3)	(0.8)	1.7	4.8	(2.0)

Total gross profit	$51.6	22.4%	$101.3	30.0%	$(49.6)

Revenues
Total revenues were $230.1 million for the year ended December 31, 2023, a $107.6 million, or 31.9%, decrease compared to $337.7 million for the year ended December 31, 2022. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
Net sales from our standard products business were $195.7 million for the year ended December 31, 2023, a $106.2 million, or 35.2%, decrease compared to $301.9 million for the year ended December 31, 2022.
Net sales from our Display Solutions business line decreased from $71.4 million for the year ended December 31, 2022 to $32.1 million for the year ended December 31, 2023. The decrease in net sales from our Display Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products as a result of weak global macroeconomic conditions. Weak demand for our OLED TV display driver ICs and auto-LCD
display driver ICs also had an unfavorable impact on net sales.
Net sales from our Power Solutions business line decreased from $230.5 million for the year ended December 31, 2022 to $163.6 million for the year ended December 31, 2023. The decrease in net sales from our Power Solutions business line was attributable to lower demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs, smartphones and
e-bikes,
mainly due to an industry-wide slowdown. Weak demand for IGBTs for solar inverters in the industrial segment also had an unfavorable impact on net sales.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $34.4 million and $35.8 million for the years ended December 31, 2023 and 2022, respectively.
Gross Profit
Total gross profit was $51.6 million for the year ended December 31, 2023 compared to $101.3 million for the year ended December 31, 2022, representing a $49.6 million, or 49.0%, decrease. Gross profit as a percentage of total revenues for the year ended December 31, 2023 decreased to 22.4% compared to 30.0% for the year ended December 31, 2022. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to the decrease in gross profit and gross profit as a percentage of net sales from our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $51.9 million for the year ended December 31, 2023, representing a $47.6 million, or 47.8%, decrease from $99.5 million for the year ended December 31, 2022. The decrease in gross profit was primarily attributable to a significant decrease in net sales from our standard products business as explained above. Gross profit as a percentage of net sales for the year ended December 31, 2023 decreased to 26.5% compared to 33.0% for the year ended December 31, 2022. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix as well as higher manufacturing input costs, such as electricity and wages, and a significant drop in the utilization rate of our internal fabrication facility in Gumi.

Net Sales—Standard Products Business by Geographic Region
We report net sales—standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$66.8	34.1%	$105.3	34.9%	$(38.5)
Asia Pacific (other than Korea)	119.2	60.9	179.6	59.5	(60.3)
United States	2.8	1.4	10.4	3.4	(7.5)
Europe	6.8	3.5	6.7	2.2	0.1

	$195.7	100.0%	$301.9	100.0%	$(131.2)

Net sales—standard products business in Korea decreased from $105.3 million for the year ended December 31, 2022 to $66.8 million for the year ended December 31, 2023, or by $38.5 million, or 36.5%. This decrease was primarily due to lower demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and smartphone applications. Continued impact of a lack of new design-wins for our mobile OLED display driver ICs and weak demand for our OLED TV display driver ICs also had an unfavorable impact on net sales.
Net sales—standard products business in the Asia Pacific decreased from $179.6 million for the year ended December 31, 2022 to $119.2 million for the year ended December 31, 2023, or by $60.3 million, or 33.6%. This decrease was primarily due to a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products as a result of weak global macroeconomic conditions. The decreased demand for our power products such as MOSFETs, mainly for
e-bikes,
and IGBTs, primarily for solar inverters in the industrial segment also had an unfavorable impact on net sales.
Operating Expenses
Selling, General and Administrative Expenses.
Selling, general and administrative expenses were $48.5 million, or 21.1% of total revenues for the year ended December 31, 2023, compared to $50.9 million, or 15.1% of total revenues for the year ended December 31, 2022. The decrease of $2.4 million, or 4.7%, was primarily attributable to a decrease in employee compensation, including certain incentives and benefit related accruals, a decrease in certain sales and marketing expenses, and a decrease in running royalties recognized based on the revenue of certain mobile OLED display driver ICs.
Research and Development Expenses.
Research and development expenses were $51.6 million, or 22.4% of total revenues for the year ended December 31, 2023, compared to $52.3 million, or 15.5%, of total revenues for the year ended December 31, 2022. The decrease of $0.8 million, or 1.5%, was primarily attributable to a net decrease in employee compensation, including certain incentives, which was offset in part by an increase in development activities for our
28-nanometer
OLED display driver ICs.
Early Termination and Other Charges, Net.
For the year ended December 31, 2023, we recorded $8.4 million of termination-related charges in connection with the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023 and $0.8 million of one-time
employee incentives. For the year ended December 31, 2022, we recorded $2.8 million of one-time
employee incentives

and $1.0 million of professional service fees and expenses incurred in connection with certain strategic evaluations, which was offset in part by a $0.5 million gain on sale of certain legacy equipment of the closed back-end
line in our fabrication facility in Gumi.
Operating Loss
As a result of the foregoing, operating loss of $57.6 million was recorded for the year ended December 31, 2023 compared to operating loss of $5.2 million the year ended December 31, 2022. As discussed above, the increase in operating loss of $52.4 million resulted primarily from a $49.6 million decrease in gross profit and a $6.0 million increase in early termination and other charges, net, which were offset in part by a $2.4 million decrease in selling, general and administrative expenses and a $0.8 million decrease in research and development expenses.
Other Income (Expense)
Interest Income.
Interest income was $10.4 million and $6.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase of $4.5 million, or 74.5%, was primarily attributable to an increase in interest income on cash and cash equivalents held by our Korean subsidiary, which benefited from increased market interest rates.
Interest Expense.
Interest expense was $0.8 million and $1.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Foreign Currency Gain (Loss), Net.
 Net foreign currency gain for the year ended December 31, 2023 was $0.5 million compared to net foreign currency loss of $3.0 million for the year ended December 31, 2022.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2023 and 2022, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $285.1 million and $311.0 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Income Tax Expense (Benefit)
We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.
We recorded $10.9 million income tax benefit for the year ended December 31, 2023, which was primarily attributable to income tax benefit of $13.0 million from our Korean subsidiary, due mainly to its net operating losses, and this benefit was partially offset by income tax expense of $3.0 million from our Dutch subsidiary. The Dutch subsidiary’s income tax expense was mainly attributable to the foreign currency gains and withholding tax related to the loans granted to our Korean subsidiary by our Dutch subsidiary.
We recorded a $5.2 million income tax expense for the year ended December 31, 2022, which was composed of primarily income tax expense from our Korean subsidiary due mainly to its realized foreign currency gains, which resulted in taxable income for the year, and this expense was partially offset by income tax benefit from our Dutch subsidiary. The Dutch subsidiary’s tax benefit was mainly attributable to the reversal of withholding tax with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary.

Net Loss
As a result of the foregoing, net loss of $36.6 million was recorded for the year ended December 31, 2023 compared to net loss of $8.0 million for the year ended December 31, 2022. As discussed above, the $28.6 million increase in net loss was primarily attributable to a $52.4 million increase in operating loss, which was offset in part by a $16.1 million increase in income tax benefit, $4.5 million increase in interest income and a $3.5 million improvement in net foreign currency loss.
Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2023, we did not have any accounts payable on extended terms or payment deferment with our vendors.
As of June 29, 2018, our Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a
10-year
term beginning July 1, 2018. As of December 31, 2023, the outstanding obligation of this arrangement is approximately $20.4 million for remaining service term through 2028.
As of December 31, 2023, cash and cash equivalents held by our Korean subsidiary were $150.2 million, which represents 95% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.
Year ended December 31, 2023 compared to year ended December 31, 2022
As of December 31, 2023, our cash and cash equivalents balance was $158.1 million, a $67.4 million decrease compared to $225.5 million as of December 31, 2022.
Cash outflow used in operating activities totaled $3.0 million for the year ended December 31, 2023, compared to $5.2 million of cash inflow provided by operating activities for the year ended December 31, 2022. The net operating cash outflow for the year ended December 31, 2023 reflects our net loss of $36.6 million, as adjusted favorably by $23.9 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency loss and stock-based compensation, and net favorable impact of $9.8 million from changes of operating assets and liabilities.
Our working capital balance as of December 31, 2023 was $198.5 million compared to $290.6 million as of December 31, 2022. The decrease in working capital balance was mainly attributable to a $67.4 million decrease in cash and cash equivalents resulted primarily from our continued execution of stock repurchase programs and the 2023 Voluntary Resignation Program that we offered and paid to certain employees during the first half of 2023.
Cash outflow used in investing activities totaled $7.7 million for the year ended December 31, 2023, compared to a $24.9 million of cash outflow used in investing activities for the year ended December 31, 2022. The $17.3 million decrease in cash outflow was attributable to a $16.4 million decrease in purchase of property, plant and equipment and a $2.0 million net decrease in hedge collateral, which was offset in part by a $0.7 million net increase in guarantee deposits.

Cash outflow used in financing activities totaled $52.3 million for the year ended December 31, 2023, compared to $12.7 million of cash outflow used in financing activities for the year ended December 31, 2022. The financing cash outflow for the year ended December 31, 2023 was primarily attributable to a payment of $51.4 million for the repurchases of our common stock pursuant to our stock repurchase programs and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the year ended December 31, 2022 was primarily attributable to a payment of $12.1 million for the repurchases of our common stock in 2022 pursuant to our prior stock repurchase program and a payment of $1.8 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units, which was offset in part by $1.8 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the year ended December 31, 2023, capital expenditures for property, plant and equipment were $7.0 million, a $16.4 million, or 70.3%, decrease from $23.4 million for the year ended December 31, 2022. The capital expenditures for the years ended December 31, 2023 and 2022 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.
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

The gross amount of inventory reserves charged to cost of sales totaled $9.4 million and $13.3 million in the fiscal years ended December 31, 2023 and 2022, respectively. The new cost base related to the sale of inventory that was previously written down totaled $5.5 million and $3.6 million in the fiscal years ended December 31, 2023 and 2022, respectively.
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
Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and valuation allowance recorded against our net deferred tax assets. We record a valuation allowance when it is determined that it is more likely than not that a deferred tax asset will not be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, we consider all available positive and negative evidence, including projected future taxable income, tax planning strategies, and the expected timing of the reversals of existing temporary differences on a jurisdictional basis. Based on the assessment, we have not recorded a valuation allowance against our Korean entity and recorded a full valuation allowance against our Dutch and Luxembourg entities. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.
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

Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2023 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.7 million in our U.S. dollar financial instruments and cash balances.
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

6
3

Report of Independent Registered Public Accounting Firm
To the

Board of Directors and Stockholders of
Magnachip Semiconductor Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnachip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”).

We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control-Integrated Framework
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 16 to the consolidated financial statements, the Company has net deferred tax assets of $50.8 million, including a valuation allowance of $87.2 million, as of December 31, 2023. Management determines deferred tax assets and liabilities based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
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

/s/ Samil PricewaterhouseCoopers
Seoul, Korea March 8 , 2024
We have served as the Company’s auditor since 2004.

6
6

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$158,092	$225,477
Accounts receivable, net	32,641	35,380
Inventories, net	32,733	39,883
Other receivables	4,295	7,847
Prepaid expenses	7,390	10,560
Hedge collateral (Note 9)	1,000	2,940
Other current assets (Note 1)	9,283	15,766

Total current assets	245,434	337,853
Property, plant and equipment, net	100,122	110,747
Operating lease right-of-use assets	4,639	5,265
Intangible assets, net	1,537	1,930
Long-term prepaid expenses	5,736	10,939
Deferred income taxes (Note 16)	50,836	38,324
Other non-current assets	12,187	11,587

Total assets	$420,491	$516,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,443	$17,998
Other accounts payable	5,292	9,702
Accrued expenses	10,457	9,688
Accrued income taxes	1,496	3,154
Operating lease liabilities	1,914	1,397
Other current liabilities (Note 1)	3,286	5,306

Total current liabilities	46,888	47,245
Accrued severance benefits, net	16,020	23,121
Non-current operating lease liabilities	2,897	4,091
Other non-current liabilities	10,088	14,035

Total liabilities	75,893	88,492

Commitments and contingencies
Stockholders’ equity
Common stock, $ 0.01 par value, 150,000,000 shares authorized, 56,971,394 shares issued and 38,852,742 outstanding at December 31, 2023 and 56,432,449 shares issued and 43,824,575 outstanding at December 31, 2022	569	564
Additional paid-in capital	273,256	266,058
Retained earnings	298,884	335,506
Treasury stock, 18,118,652 shares at December 31, 2023 and 12,607,874 shares at December 31, 2022, respectively	(213,454)	(161,422)
Accumulated other comprehensive loss	(14,657)	(12,553)

Total stockholders’ equity	344,598	428,153

Total liabilities and stockholders’ equity	$420,491	$516,645

The accompanying notes are an integral part of these consolidated financial statements

6
7

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales—standard products business	$195,690	$301,896	$433,099
Net sales—transitional Fab 3 foundry services	34,361	35,762	41,131

Total revenues	230,051	337,658	474,230
Cost of sales:
Cost of sales—standard products business	143,762	202,347	283,503
Cost of sales—transitional Fab 3 foundry services	34,649	34,047	37,184

Total cost of sales	178,411	236,394	320,687

Gross profit	51,640	101,264	153,543
Operating expenses:
Selling, general and administrative expenses	48,470	50,872	52,440
Research and development expenses	51,563	52,338	51,212
Merger-related income, net	—	—	(35,527)
Early termination and other charges, net	9,251	3,298	2,011

Total operating expenses	109,284	106,508	70,136

Operating income (loss):	(57,644)	(5,244)	83,407
Interest income	10,435	5,980	2,609
Interest expense	(828)	(1,157)	(1,371)
Foreign currency gain (loss), net	465	(3,019)	(11,853)
Other income, net	13	561	1,177

Income (loss) before income tax expense (benefit)	(47,559)	(2,879)	73,969
Income tax expense (benefit)	(10,937)	5,157	17,261

Net income (loss)	$(36,622)	$(8,036)	$56,708

Earnings (loss) per common share—
Basic	$(0.89)	$(0.18)	$1.26
Diluted	$(0.89)	$(0.18)	$1.21
Weighted average number of shares—
Basic	41,013,069	44,850,791	44,879,412
Diluted	41,013,069	44,850,791	47,709,373
The accompanying notes are an integral part of these consolidated financial statements

6
8

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In thousands of U.S. dollars)
Net income (loss)	$(36,622)	$(8,036)	$56,708

Other comprehensive income (loss)
Foreign currency translation adjustments	(4,020)	(10,558)	(2,839)
Derivative adjustments
Fair valuation of derivatives	(1,536)	(8,279)	(3,913)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	3,452	8,514	819

Total other comprehensive loss	(2,104)	(10,323)	(5,933)

Total comprehensive income (loss)	$(38,726)	$(18,359)	$50,775

The accompanying notes are an integral part of these consolidated financial statements

6
9

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600

Stock-based compensation	—	—	7,704	—	—	—	7,704
Exchange of exchangeable senior note	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	336,870	3	4,276	—	—	—	4,279
Settlement of restricted stock units	480,465	5	(5)	—	—	—	—
Accelerated stock repurchase	(994,695)	—	(17,427)	—	(20,073)	—	(37,500)
Acquisition of treasury stock	(90,814)	—	—	—	(1,836)	—	(1,836)
Other comprehensive loss, net	—	—	—	—	—	(5,933)	(5,933)
Net income	—	—	—	56,708	—	—	56,708

Balance at December 31, 2021	45,659,304	$559	$241,197	$343,542	$(130,306)	$(2,230)	$452,762

Stock-based compensation	—	—	6,037	—	—	—	6,037
Exercise of stock options	152,326	1	1,785	—	—	—	1,786
Settlement of restricted stock units	374,803	4	(178)	—	—	—	(174)
Accelerated stock repurchase	(1,031,576)	—	17,217	—	(17,217)	—	—
Acquisition of treasury stock	(1,330,282)	—	—	—	(13,899)	—	(13,899)
Other comprehensive loss, net	—	—	—	—	—	(10,323)	(10,323)
Net loss	—	—	—	(8,036)	—	—	(8,036)

Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153

Stock-based compensation	—	—	7,223	—	—	—	7,223
Exercise of stock options	4,000	0	27	—	—	—	27
Settlement of restricted stock units	534,945	5	(52)	—	—	—	(47)
Acquisition of treasury stock	(5,510,778)	—	—	—	(52,032)	—	(52,032)
Other comprehensive loss, net	—	—	—	—	—	(2,104)	(2,104)
Net loss	—	—	—	(36,622)	—	—	(36,622)

Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$(36,622)	$(8,036)	$56,708
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	16,684	15,000	14,239
Provision for severance benefits	5,333	6,289	8,282
Amortization of debt issuance costs and original issue discount	—	—	261
Loss on foreign currency, net	3,373	19,729	32,432
Provision for inventory reserves	3,885	9,574	2,244
Stock-based compensation	7,223	6,037	7,704
Deferred income taxes	(13,405)	278	918
Other, net	757	664	(613)
Changes in operating assets and liabilities
Accounts receivable, net	1,909	10,276	7,505
Inventories	2,370	(12,626)	(5,939)
Other receivables	3,847	18,146	(21,538)
Prepaid expenses	8,808	8,923	8,004
Other current assets	8,048	(13,073)	4,393
Accounts payable	7,152	(16,325)	(11,437)
Other accounts payable	(8,934)	(9,410)	(7,798)
Accrued expenses	493	(7,228)	4,637
Accrued income taxes	(1,569)	(8,400)	(1)
Deferred revenue	85	(1,261)	(131)
Other current liabilities	(109)	(645)	1,445
Other non-current liabilities	(238)	749	(1,398)
Contributions to severance insurance deposit accounts	(5,101)	(7,899)	(5,688)
Payment of severance benefits	(6,982)	(6,012)	(6,679)
Other, net	(21)	415	193

Net cash provided by (used in) operating activities	(3,014)	5,165	87,743
Cash flows from investing activities
Proceeds from settlement of hedge collateral	5,669	15,232	5,214
Payment of hedge collateral	(3,754)	(15,282)	(3,349)
Proceeds from disposal of property, plant and equipment	—	550	1,446
Purchase of property, plant and equipment	(6,955)	(23,394)	(32,212)
Payment for intellectual property registration	(263)	(390)	(614)
Collection of guarantee deposits	4,984	737	3,192
Payment of guarantee deposits	(7,338)	(2,381)	(5,001)
Other, net	—	—	(114)

Net cash used in investing activities	(7,657)	(24,928)	(31,438)
Cash flows from financing activities
Proceeds from exercise of stock options	27	1,786	4,279
Acquisition of treasury stock	(51,782)	(13,960)	(1,653)
Acquisition of stock under accelerated stock repurchase agreement	—	—	(20,073)
Payment under accelerated stock repurchase agreement	—	—	(17,427)
Repayment of financing related to water treatment facility arrangement	(493)	(500)	(563)
Others	(91)	(70)	(107)

Net cash used in financing activities	(52,339)	(12,744)	(35,544)
Effect of exchange rates on cash and cash equivalents	(4,375)	(21,563)	(21,154)

Net decrease in cash and cash equivalents	(67,385)	(54,070)	(393)
Cash and cash equivalents at beginning of period	225,477	279,547	279,940

Cash and cash equivalents at end of period	$158,092	$225,477	$279,547

Supplemental cash flow information
Cash paid for interest	$—	$—	$2,094
Cash paid for income taxes, net	$1,442	$18,988	$12,672
Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$42	$190	$747
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$544	$387	$826
Unsettled common stock repurchases	$—	$378	$—
Exchange of exchangeable senior notes into common stock	$—	$—	$83,740
The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1. Business, Basis of Presentation and Significant Accounting Policies
Business
Magnachip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications.
The Company’s standard products business includes its Display Solutions and Power Solutions business lines. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communication, consumer, computing, servers, automotive, and industrial applications.
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4”, to SK keyfoundry Inc., a Korean corporation (“SK keyfoundry”). Following the consummation of the sale, the Company provided SK keyfoundry with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3”, at an agreed upon cost plus mark-up
(the “Transitional Fab 3 Foundry Services”). The contractual obligation to provide the Transitional Fab 3 Foundry Services ended August 31, 2023, and the Company is planning to wind down these foundry services and convert portions of the idle capacity to Power Solutions standard products beginning around the second half of 2024. Because these foundry services during the wind-down period are still provided to SK keyfoundry by the Company using its Fab 3 based on mutually agreed terms and conditions, the Company will continue to report its revenue from providing these foundry services and related cost of sales within the Transitional Fab 3 Foundry Services line in its consolidated statement of operations until such wind down is completed.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, stock-based compensation, property, plant and equipment, leases, other long-lived assets, long-term employee benefits, and contingent liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests, and calculation of current and deferred income taxes and deferred tax valuation allowances,

7
2

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates.
Foreign Currency Translation
The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional
currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the U.S. dollar to be their respective functional currencies. The Korean Won is the functional currency for the Company’s Korean subsidiary, Magnachip Semiconductor, Ltd, which is the primary operating subsidiary of the Company. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period
exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income or loss of stockholders’ equity. Foreign currency translation gains or losses on transactions by the Company or its subsidiaries in a currency other than its or its subsidiaries’ functional currency are included in foreign currency gain (loss), net in its statements of operations.
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

7
3

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
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $3,883 thousand and $6,605 thousand as other current assets as of December 31, 2023 and 2022, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as set forth below.

Buildings	30 - 40 years
Building related structures	10 - 20 years
Machinery and equipment	10 - 12 years
Others	3 - 10 years
Routin
e maintenance and repairs are charged to expense as incurred. Expenditures that enhance the value or significantly extend the useful lives of the related assets are capitalized.
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

7
4

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

7
5

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
Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary, Magnachip Semiconductor, Ltd. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2023, 96% of all employees of the Company were eligible for severance benefits.
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

7
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
All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $768 thousand, $1,060 thousand and $1,271 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company recorded deferred revenue of $1,036 thousand and $2,383 thousand as other current liabilities as of December 31, 2022 and 2021, respectively. Of the recorded deferred revenue, $1,011 thousand and $2,383 thousand were recognized as revenue during the years ended December 31, 2023 and 2022, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $68 thousand, $46 thousand and $71 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
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

7
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

7
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
Earnings (Loss) Pe
r Share
In accordance with ASC 260, “Earnings Per Share”, the Company computes basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period including stock options and restricted stock units, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options and restricted stock units), and convertibles, using the if-converted
method. In determining the hypothetical shares repurchased, the Company uses the average share price for the period. In the case that earnings are negative, any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
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

7
9

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which will require an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for the Company in 2024 for annual reporting and in 2025 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. The Company is currently evaluating the impact of this accounting standard update on the Company’s segment disclosures.
In December 2023, the FASB issued ASU
No. 2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
(“ASU 2023-09”),
which intends to enhance the transparency and decision usefulness of income tax disclosures. It requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU
2023-09
is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
2. Fair Value Measurements
ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.
Fair Value of Financial Instruments
As of December 31, 2023, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2023	Fair Value Measurement December 31, 2023	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$152	$152	—	$152	—
Liabilities:
Derivative liabilitie s (other current liabilities)	$1	$1	—	$1	—

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2022, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2022	Fair Value Measurement December 31, 2022	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilitie s (other current liabilities)	$2,015	$2,015	—	$2,015	—
Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2023 and 2022, the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.
3. Accounts Receivable
Accounts receivable as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$33,024	$35,610
Notes receivable	43	32
Less:
Allowance for credit losses	(78)	(79)
Sales return reserves	(348)	(183)

Accounts receivable, net	$32,641	$35,380

Changes in allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(79)	$(466)	$(188)
Provision	—	—	(302)
Write off	—	378	—
Translation adjustments	1	9	24

Ending balance	$(78)	$(79)	$(466)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in sales return reserves for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(183)	$(185)	$(173)
Reversal (provision)	(162)	(11)	(27)
Usage	—	—	—
Translation adjustments	(3)	13	15

Ending balance	$(348)	$(183)	$(185)
Commencing in March 2012, the Company has been a party to an agreement to sell selected trade accounts receivable to a financial institution from time to time. After a sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There were no sale of accounts receivable for the years ended December 31, 2023, 2022 and 2021. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.
4. Inventories
Inventories as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$8,432	$6,799
Semi-finished goods and work-in-process	29,339	40,265
Raw materials	5,543	7,460
Materials in-transit	18	36
Less: inventory reserve	(10,599)	(14,677)

Inventories, net	$32,733	$39,883

Changes in inventory reserve for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(14,677)	$(5,730)	$(5,901)
Change in reserve
Inventory reserve charged to costs of sales	(9,360)	(13,310)	(7,626)
Sale of previously reserved inventory	5,528	3,631	5,349

	(3,832)	(9,679)	(2,277)
Write off	7,552	582	1,875
Translation adjustments	358	150	573

Ending balance	$(10,599)	$(14,677)	$(5,730)

8
2

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
5. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2023 and 2022 are comprised of the following (in thousands):

	December 31,
	2023	2022
Buildings and related structures	$24,532	$24,780
Machinery and equipment	139,710	137,666
Finance lease right-of-use assets	902	389
Others	35,471	33,890

	200,615	196,725
Less: accumulated depreciation	(115,889)	(101,502)
Land	12,811	13,034
Construction in progress	2,585	2,490

Property, plant and equipment, net	$100,122	$110,747

Aggregate depreciation expenses totaled $16,068 thousand, $14,317 thousand and $13,495 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
6. Intangible Assets
Intangible assets as of December 31, 2023 and 2022 are comprised of the following (in thousands):

	December 31, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,150	$(7,613)	$1,537

Intangible assets	$9,150	$(7,613)	$1,537

	December 31, 2022
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,111	$(7,181)	$1,930

Intangible assets	$9,111	$(7,181)	$1,930

Aggregate amortization expense for intangible assets totaled $616 thousand, $683 thousand and $744 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

8
3

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The aggregate amortization expense of intangible assets for the next five years are estimated to be $490 thousand, $375 thousand, $272 thousand, $186 thousand and $120 thousand for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively.
7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of December 31, 2023 and 2022 are as follows (in thousands):

		December 31,
Leases	Classification	2023	2022
Assets
Operating lease	Operating lease right-of-use assets	$4,639	$5,265
Finance lease	Property, plant and equipment, net	511	143

Total lease assets		$5,150	$5,408

Liabilities
Current
Operating	Operating lease liabilities	$1,914	$1,397
Finance	Other current liabilities	146	90
Non-current
Operating	Non-current operating lease liabilities	2,897	4,091
Finance	Other non-current liabilities	432	63

Total lease liabilities		$5,389	$5,641

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	2.8 years	3.7 years
Finance leases	3.7 years	2.4 years
Weighted average discount rate
Operating leases	6.6%	6.6%
Finance leases	7.4%	7.6%

8
4

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,071	$2,261	$2,777
Finance lease cost
Amortization of right-of-use assets	147	68	65
Interest on lease liabilities	31	10	14

Total lease cost	$2,249	$2,339	$2,856

The above table does not include an immaterial cost of short-term leases for the years ended December 31, 2023, 2022 and 2021.
Other lease information is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,118	$2,276	$2,777
Operating cash flows from finance leases	31	10	14
Financing cash flows from finance leases	91	70	65
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $1,909 thousand, $4,601 thousand and $2,768 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
The aggregate future lease payments for operating and finance leases as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$2,169	$183
2025	1,544	182
2026	966	168
2027	651	128

Total future lease payments	5,330	661
Less: Imputed interest	(519)	(83)

Present value of future payments	$4,811	$578

8
5

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

8. Accrued Expenses
Accrued expenses as of December 31, 2023 and 2022 are comprised of the following (in thousands):

	December 31,
	2023	2022
Payroll, benefits and related taxes, excluding severance benefits	$5,947	$7,620
Withholding tax attributable to intercompany interest income	1,671	43
Outside service fees	1,953	1,642
Others	886	383

Accrued expenses	$10,457	$9,688

9. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of derivative contracts as of December 31, 2023 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
April 03, 2023	Zero cost collar	$18,000	January 2024 to June 2024
August 09, 2023	Zero cost collar	$27,000	January 2024 to September 2024
Details of derivative contracts as of December 31, 2022 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
January 04, 2022	Zero cost collar	$30,000	January 2023 to June 2023
March 07, 2022	Zero cost collar	$24,000	July 2023 to December 2023
April 27, 2022	Zero cost collar	$42,000	January 2023 to December 2023
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2023	2022
Asset Derivatives:
Zero cost collars	Other current assets	$152	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$1	$2,015

8
6

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Offsetting of derivative assets and liabilities as of December 31, 2023 are as follows (in thousands):

As of December 31, 2023	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$152	$—	$152	$—	$—	$152
Liability Derivatives:
Zero cost collars	$1	$—	$1	$—	$—	$1
Offsetting of derivative liabilities as of December 31, 2022 is as follows (in thousands):

As of December 31, 2022	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$2,015	$—	$2,015	$—	$(1,940)	$75
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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	2023	2022		2023	2022		2023	2022
Zero cost collars	$(1,085)	$(8,273)	Net sales	$(3,452)	$(8,514)	Other income, net	$(299)	$135
As of December 31, 2023, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is
$691 thousand.

8
7

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company set aside cash deposits to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
Counterparty	2023	2022
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with NFIK and SC for any exposure in excess of $500 thousand, but no such excess exposure existed as of December 31, 2023. As of December 31, 2022, $1,840 thousand and $100 thousand of additional cash collateral were required by NFIK and SC, respectively, and recorded as hedge collateral on the consolidated balance sheet.
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
11. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2023, 96% of all employees of the Company were eligible for severance benefits.

8
8

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$48,496	$51,567
Provisions	5,333	6,289
Severance payments	(6,982)	(6,012)
Translation adjustments	(915)	(3,348)

	45,932	48,496
Less: Cumulative contributions to severance insurance deposit accounts	(29,882)	(25,149)
The National Pension Fund	(30)	(41)
Group severance insurance plan	—	(185)

Accrued severance benefits, net	$16,020	$23,121

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance Benefit
2024	$315
2025	590
2026	658
2027	369
2028	3,402
2029 – 2033	17,941
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

8
9

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12. Stock Repurchases
Accelerated Stock Repurchase Program
On December 21, 2021, the Board of Directors authorized the Company to repurchase up to $75 million of its outstanding common stock and the Company entered into an accelerated stock repurchase agreement dated December 21, 2021 (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (“JPM”) to repurchase an aggregate of $37.5 million of its common stock.
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
During the first half of 2023, the Company repurchased 3,705,443 shares of its common stock in the open market for an aggregate purchase price of $37.4 million and a weighted average price per share of $10.10 under the expanded stock repurchase program. As of the end of June 2023, the Company had completed the repurchase of its common stock under its expanded stock repurchase program.
New Stock Repurchase Program
On July 19, 2023, the Board of Directors authorized a new $50 million stock buyback program. Purchases have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors.
From August 2023 to December 2023, the Company repurchased 1,730,173 shares of its common stock in the open market for an aggregate purchase price of $13.6 million and a weighted average price per share of $7.84 under the new stock repurchase program.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

13. Equity Incentive Plans
The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. The 2011 Plan was amended on October 23, 2017, to revise the Compensation Recovery Policy of the 2011 Plan. The 2011 Plan was amended on April 26, 2018 to amend the tax withholding provisions as they relate to directed sales of shares. At the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved its 2020 Equity and Incentive Compensation Plan, or the 2020 Plan, which is administered by the Compensation Committee. Following the adoption of the 2020 Plan, no further awards may be issued under the 2011 Plan. At the 2023 Annual Meeting of Stockholders held on May 18, 2023, the Company’s stockholders approved an increase of an additional 1,990,000 shares of the Company’s common stock available for issuance under the 2020 Plan.
Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory
stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant. As of December 31, 2023 an aggregate maximum of 13,342,919 shares were authorized and 2,810,778 shares were reserved for all future grants.
Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan and 2020 Plan. Stock options typically vest over one to three years following grant, subject to the participant’s continued service through the applicable vesting dates. As of December 31, 2023, no stock options or stock appreciation rights had been granted under 2020 Plan.
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
The following summarizes restricted stock unit activities for the year ended December 31, 2023.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2023	815,407	$14.36
Granted	1,228,484	9.76
Vested	(534,945)	12.40
Forfeited	(502,579)	10.22

Outstanding at December 31, 2023	1,006,367	$11.85

Total compensation expenses recorded for the restricted stock units were $7,223 thousand, $6,037 thousand and $7,704 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $4,316 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 1.0 year. Total fair value of restricted stock units vested were $6,634 thousand, $6,369 thousand and $5,788 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
The following summarizes stock option activities for the year ended December 31, 2023. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2023	1,137,558	$10.64	$1,702	2.3 years
Expired	(330,700)	17.37	—	—
Exercised	(4,000)	6.92	$13	—

Outstanding at December 31, 2023	802,858	$7.89	$459	2.0 years

Vested and Exercisable at December 31, 2023	802,858	$7.89	$459	2.0 years

There were no compensation expenses recorded for the stock options for the years ended December 31, 2023, 2022 and 2021.

9
2

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

14. Early Termination and Other Charges, Net
For the year ended December 31, 2023, the Company recorded in its consolidated statement of operations $8,449 thousand of termination related charges as “early termination and other charges” in connection with the 2023 Voluntary Resignation Program, which was available for the employees with more than 20 years of service. During the same period, the Company also recorded $802 thousand of one-time
employee incentives, which were paid during the third quarter of 2023.
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
15. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2023, 2022 and 2021, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $285,136 thousand, $310,988 thousand and $344,411 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,289.4:1, 1,267.3:1 and 1,185.5:1 using the first base rate as of December 31, 2023, 2022 and 2021, respectively, as quoted by the KEB Hana Bank.
16. Income Taxes
The Company’s income tax expense (benefit) is composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) before income tax expense (benefit) is generated or incurred in the United States, where the parent company resides.

9
3

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income tax expense (benefit)
Domestic	$2,691	$(1,955)	$41,566
Foreign	(50,250)	(924)	32,403

	(47,559)	(2,879)	73,969

Current income tax expense (benefit)
Domestic	13	639	6,876
Foreign	3,020	4,297	9,415
Uncertain tax position liability (foreign)	(41)	(33)	(35)

	2,992	4,903	16,256

Deferred income tax expense (benefit)
Domestic	(1,053)	(1,264)	1,314
Foreign	(12,876)	1,518	(309)

	(13,929)	254	1,005

Total income tax expense (benefit)	$(10,937)	$5,157	$17,261

9
4

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes (benefit) incurred is different from the amount calculated by applying the statutory tax rate to the income (loss) before income tax expense. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision computed at statutory rates	$(9,988)	$(605)	$15,533
Change in statutory tax rates	269	2,006	(259)
Difference in foreign tax rates	1,401	302	2,820
Permanent differences
Derivative assets adjustment	(17)	(62)	(23)
TPECs, hybrid and other interest	(2,003)	(2,096)	(3,400)
Equity-based compensation	(388)	(241)	(802)
Permanent foreign currency gain (loss)	(910)	1,676	1,888
Penalty	78	75	427
GILTI	—	8,187	6,156
Intercompany debt restructuring	—	8,061	971
Other permanent differences	25	72	(767)
Withholding tax	1,594	(2,031)	2,060
State net operating loss write off	—	—	9,844
Change in valuation allowance	(429)	(4,582)	(13,803)
Tax credits claimed	(636)	(5,658)	(5,508)
Uncertain tax positions liability	(41)	(33)	(35)
Change in net operating loss carry-forwards	17	(145)	621
Foreign local taxes	45	919	723
Others	46	(688)	815

Income tax expense (benefit)	$(10,937)	$5,157	$17,261

For the year ended December 31, 2023, the withholding tax expense of $1,594 thousand and the permanent tax benefit of $2,003 thousand recorded were related to the intercompany loans granted to the Korean subsidiary by the Dutch subsidiary. The permanent tax benefit of $910 thousand related to foreign currency gain was mainly derived from the unrealized foreign translation gain associated with the intercompany loan granted to the Luxembourg subsidiary by the U.S. parent company. The Company did not have a permanent difference related to Global intangible low-taxed
income (“GILTI”) in the U.S., mainly due to the Korean subsidiary’s current year loss.
For the year ended December 31, 2022, a permanent difference of $8,187 thousand was included as GILTI in the U.S., which was primarily attributable to the income earned by certain foreign subsidiaries of the Company, including its Korean subsidiary. The permanent tax expense of $8,061 thousand related to intercompany debt restructuring recorded for the year ended December 31, 2022 was derived from the waiver and release of unpaid interests of the intercompany loans granted to the Korean subsidiary by the Dutch subsidiary. In connection with the waiver of unpaid interests, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $2,031 thousand.
The income tax benefit of $4,582 thousand was due to the changes in valuation allowances during the year ended December 31, 2022, of which $2,670 thousand related to the release of valuation allowances related to the U.S. parent company’s current year earnings, which was mainly driven by GILTI inclusion. The remaining

9
5

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

$1,912 thousand represented the release of valuation allowances based on the realizability of the related deferred tax assets in future years.
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
A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Inventory reserves	$2,519	$3,108
Accrued expenses	1,593	1,668
Property, plant and equipment	2,679	2,685
Accumulated severance benefits	9,927	10,269
Operating lease right-of-use liabilities	997	1,098
Foreign currency translation loss	19,049	22,272
NOL carry-forwards	96,361	78,698
Tax credit carry-forwards	14,372	13,337
Other long-term payable	2,242	4,005
Interest expense deduction limitation	3,610	91
Derivative liabilities	—	427
Others	1,191	1,394

Total deferred tax assets	154,540	139,052
Less: Valuation allowance	(87,201)	(84,563)

	67,339	54,489

Deferred tax liabilities
Prepaid expense	1,787	3,065
Severance benefit deposits	6,456	5,364
Operating lease right-of-use assets	960	1,051
Foreign currency translation gain	6,411	5,621
Others	892	1,064

Total deferred tax liabilities	16,506	16,165

Net deferred tax assets	$50,833	$38,324

The Company has not recognized a deferred tax liability related to outside basis differences inherent in its foreign subsidiaries because the investments in those foreign subsidiaries within the group are essentially permanent in duration or earnings in foreign subsidiaries are intended to be indefinitely reinvested. It is not

9
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
Changes in valuation allowance for deferred tax assets for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$84,563	$94,212	$115,636
Reductions	(428)	(4,582)	(13,803)
Translation adjustments	3,066	(5,067)	(7,621)

Ending balance	$87,201	$84,563	$94,212

As of December 31, 2023, 2022 and 2021, respectively, the Company recorded a valuation allowance of $87,201 thousand, $84,563 thousand, and $94,212 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries.
The Company has recorded a full valuation allowance against certain foreign subsidiaries’ deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. The valuation allowances at December 31, 2023, 2022, and 2021 were primarily attributable to its Luxembourg subsidiary.
The net operating loss carry-forwards balance as of December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	20210
NOL carry-forwards	$403,989	$324,134	$502,511
As of December 31, 2023, the Company had $403,989 thousand of net operating loss carry-forwards available to offset future taxable income, of which $282,153 thousand is associated with the Company’s Luxembourg subsidiary, mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Of the $282,153 thousand net operating loss carry-forwards, $273,447 thousand is carried forward indefinitely and the remaining $8,706 thousand expires from 2034 through 2040. The net operating loss carry-forwards retained by the Company’s U.S. parent amounts to $54,757 thousand, of which $4,316 thousand is carried forward indefinitely and the remaining $50,441 thousand expires at various dates through 2037. The net operating loss carry-forwards retained by the Company’s Korea subsidiary amounts to $67,076 thousand, which expires in 2038.
The Company utilized net operating loss of $1,886 thousand, $19,900 thousand, and $70,672 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also has Dutch tax credit carry-forwards of $13,840 thousand and Korea R&D tax credit $532 thousand as of December 31, 2023. The Dutch tax credits are carried forward to be used for an indefinite period of time.

9
7

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, and the US and in various other jurisdictions. The Company is subject to income- or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
As of December 31, 2023, 2022 and 2021, the Company recorded $274 thousand, $316 thousand, and $386 thousand of unrecognized tax benefits, respectively.
A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits, balance at the beginning	$316	$386	$414
Additions based on tax positions related to the current year	25	40	44
Lapse of statute of limitations	(66)	(73)	(79)
Translation adjustments	(1)	(37)	7

Unrecognized tax benefits, balance at the ending	$274	$316	$386

No interest and penalties related to unrecognized tax benefits were recognized as of December 31, 2023, 2022, and 2021.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.
17. Geographic and Other Information
The following sets forth information relating to the operating segment as well as the Transitional Fab 3 Foundry Services (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues
Standard products business
Display Solutions	$32,134	$71,432	$205,322
Power Solutions	163,556	230,464	227,777

Total standard products business	195,690	301,896	433,099
Transitional Fab 3 foundry services	34,361	35,762	41,131

Total revenues	$230,051	$337,658	$474,230

	Year Ended December 31,
	2023	2022	2021
Gross Profit
Standard products business	$51,928	$99,549	$149,596
Transitional Fab 3 foundry services	(288)	1,715	3,947

Total gross profit	$51,640	$101,264	$153,543

9
8

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2023	2022	2021
Korea	$66,817	$105,285	$113,776
Asia Pacific (other than Korea)	119,244	179,555	306,333
United States	2,830	10,369	6,052
Europe	6,799	6,687	5,698
Others	—	—	1,240

Total	$195,690	$301,896	$433,099

For the years ended December 31, 2023, 2022 and 2021, of the Company’s net sales—standard products business in Asia Pacific (other than Korea), net sales—standard products business in Greater China (China and Hong Kong) represented 67.0%, 68.5% and 65.8%, respectively, and net sales—standard products business in Vietnam represented 12.1%, 13.6% and 26.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 69%, 69% and 80% for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, the Company had two customers that represented 16.7% and 13.4% of its net sales—standard products business, and for the year ended December 31, 2022, the Company had two customers that represented 19.0% and 13.8% of its net sales—standard products business, and for the year ended December 31, 2021, the Company had two customers that represented 42.5% and 10.4% of its net sales—standard products business.
As of December 31, 2023, three customers of the Company’s standard products business accounted for 34.9%, 14.4% and 13.9% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively. As of December 31, 2022, two customers of the Company’s standard products business accounted for 25.1% and 15.2% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.
99% of the Company’s property, plant and equipment are located in Korea as of December 31, 2023.
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
The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The

9
9

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Company and Holdco were advised that CFIUS clearance of the Merger would not be forthcoming and received permission from CFIUS to withdraw their joint filing. In connection therewith, the Company and Holdco entered into a Termination and Settlement Agreement, dated December 13, 2021 (the “Termination Agreement”), pursuant to which Holdco agreed to pay $70,200 thousand (the “Termination Fee”) to the Company on the terms specified in the Termination Agreement in satisfaction of Holdco’s obligation to pay a termination fee in connection with the termination of the Merger Agreement. On December 20, 2021, the Merger Agreement was terminated pursuant to the Termination Agreement after the Company’s receipt of a fee of $51,000 thousand from Holdco and a standby letter of credit, which secures a deferred fee of $19,200 thousand from Holdco due on or before March 31, 2022. As of December 31, 2021, of the Termination Fee, $19,200 thousand deferred fee was recorded as other receivables. In connection therewith, the Company, Holdco and Wise Road entered into a First Amendment to the Termination Agreement, dated April 4, 2022, pursuant to which Holdco paid $14,400 thousand on April 4, 2022, with $4,800 thousand remaining outstanding. The Company, Holdco and Wise Road entered into a Second Amendment to the Termination Agreement, dated August 5, 2022 pursuant to which Holdco paid $3,000 thousand on August 5, 2022, of the deferred fee and payment of the remaining $1,800 thousand was due on or before October 31, 2022. The Company, Holdco and Wise Road entered into a series of letter agreements pursuant to which the parties ultimately agreed to defer the remaining $1,800 thousand due on or before March 31, 2023. On April 6, 2023, Holdco paid the remaining $1,800 thousand.
For the years ended December 31, 2021, the Company incurred $34,673 thousand of professional fees and certain transaction related-expenses incurred in connection with the Merger, which were recognized in merger-related costs, net in the consolidated statements of operations.
19. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following at December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Foreign currency translation adjustments	$(15,348)	$(11,328)
Derivative adjustments	691	(1,225)

Total	$(14,657)	$(12,553)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

Year Ended December 31, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(4,020)	(1,536)	(5,556)
Amounts reclassified from accumulated other comprehensive loss	—	3,452	3,452

Net current-period other comprehensive income (loss)	(4,020)	1,916	(2,104)

Ending balance	$(15,348)	$691	$(14,657)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Year Ended December 31, 2022	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(770)	$(1,460)	$(2,230)

Other comprehensive loss before reclassifications	(10,558)	(8,279)	(18,837)
Amounts reclassified from accumulated other comprehensive loss	—	8,514	8,514

Net current-period other comprehensive income (loss)	(10,558)	235	(10,323)

Ending balance	$(11,328)	$(1,225)	$(12,553)

Year Ended December 31, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,839)	(3,913)	(6,752)
Amounts reclassified from accumulated other comprehensive loss	—	819	819

Net current-period other comprehensive loss	(2,839)	(3,094)	(5,933)

Ending balance	$(770)	$(1,460)	$(2,230)

There was an income tax expense of $452 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2023. There was an income tax expense of $6 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2022. There was an income tax benefit of $752 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2021.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

20. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Net income (loss)	$(36,622)	$(8,036)	$56,708

Basic weighted average common stock outstanding	41,013,069	44,850,791	44,879,412
Basic earnings (loss) per common share	$(0.89)	$(0.18)	$1.26
Diluted earnings (loss) per share
Net income (loss)	$(36,622)	$(8,036)	$56,708
Add back: Interest expense on 5.0% Exchangeable Notes	—	—	959

Net income (loss) allocated to common stockholders	$(36,622)	$(8,036)	$57,667

Basic weighted average common stock outstanding	41,013,069	44,850,791	44,879,412
Net effect of dilutive equity awards	—	—	1,403,789
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	—	1,426,172

Diluted weighted average common stock outstanding	41,013,069	44,850,791	47,709,373
Diluted earnings (loss) per common share	$(0.89)	$(0.18)	$1.21
Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the year ended December 31, 2023 and 2022, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2023	2022	2021
Options	802,858	1,137,558	50,000
Restricted Stock Units	1,006,367	815,407	—

10
2

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
and
15d-15(e)
promulgated under the Exchange Act, as of December 31, 2023. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria set forth in
Internal Control—Integrated
Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

10
3

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or officers, as defined in
Rule 16a-1(f),
adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” each as defined in Regulation
S-K
Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

10
4

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

10
5

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020)

2.2-1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among South Dearborn Limited, Michigan Merger Sub, Inc., and Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 29, 2021).

2.2-2	Letter Agreement, dated as of June 11, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 14, 2021).

2.2-3	Letter Agreement, dated as of August 23, 2021, by and among Magnachip Semiconductor Corporation, South Dearborn Limited and Michigan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 23, 2021)

2.2-4	Termination and Settlement Agreement, dated December 13, 2021 by and between Magnachip Semiconductor Corporation and South Dearborn Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on December 13, 2021)

2.2-5	First Amendment to Termination and Settlement Agreement, dated as of April 4, 2022, by and between Magnachip Semiconductor Corporation, South Dearborn Limited and Wise Road Capital LTD. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2022).

2.2-6	Second Amendment to Termination and Settlement Agreement, dated as of August 5, 2022, by and between Magnachip Semiconductor Corporation, South Dearborn Limited and Wise Road Capital LTD. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed on December 30, 2020)

10
6

Exhibit No.	Exhibit Description

3.4	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.5	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

3.7	Certificate of Designation of Series A-1, Junior Participating Preferred Stock of Magnachip Semiconductor Corporation, as filed with the Secretary of State of Delaware on December 13, 2021.

4.1#	Description of Securities

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

10.3*	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2020).

10.4*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.5*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.6*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.6-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.6-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.6-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.6-4*	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10
7

Exhibit No.	Exhibit Description

10.7*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.7-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.7-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.8*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.8-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.8-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.9*	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.10*	Executive Service Agreement, effective as of February 23, 2022, by and between Shin Young Park, Magnachip Semiconductor Corporation and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on February 23, 2022)

10.11*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.12*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.13*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.14*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.15*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.16*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10
8

Exhibit No.	Exhibit Description

10.17*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.18*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.19*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.20*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.21*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

10.22*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020)

10.23*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.24*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.25*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.26*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.27*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.28*	Patent Cross-License Agreement, with an effective date as of June 15, 2017, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.29*	First Amendment to the Patent Cross-License Agreement, with an effective date as of January 1, 2022, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.30*	Form of 2020 Plan Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.31*	Form of 2020 Plan Restricted Stock Units Agreement (CEO and other Section 16 Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.32*	Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10
9

Exhibit No.	Exhibit Description

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

10.35*
Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 4, 2022)

10.36
Agreement, dated as of April 11, 2023, by and among Magnachip Semiconductor Corporation, Jackson Square Advisors LLC, GT Investments II Corp and Gilbert Nathan (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 13, 2023).

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1*#	Compensation Recovery Policy, adopted as of November 15, 2023

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	March 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Young-Joon Kim	March 8, 2024
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shin Young Park	March 8, 2024
Shin Young Park, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ilbok Lee	March 8, 2024
Ilbok Lee, Director

/s/ Camillo Martino	March 8, 2024
Camillo Martino, Non-Executive Chairman of the Board of Directors

/s/ Gilbert Nathan	March 8, 2024
Gilbert Nathan, Director

/s/ Liz Chung	March 8, 2024
Liz Chung, Director

111