Form 10-Q
period 2024-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2024-05-10
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2024, the registrant had 38,267,810 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
PART II OTHER INFORMATION		46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$171,602	$158,092
Accounts receivable, net	30,288	32,641
Inventories, net	31,479	32,733
Other receivables	5,041	4,295
Prepaid expenses	10,255	7,390
Hedge collateral (Note 6)	1,000	1,000
Other current assets (Note 16)	8,550	9,283

Total current assets	258,215	245,434
Property, plant and equipment, net	92,868	100,122
Operating lease right-of-use assets	4,538	4,639
Intangible assets, net	1,391	1,537
Long-term prepaid expenses	9,297	5,736
Deferred income taxes	47,669	50,836
Other non-current assets	12,186	12,187

Total assets	$426,164	$420,491

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,619	$24,443
Other accounts payable	5,650	5,292
Accrued expenses (Note 5)	7,951	10,457
Accrued income taxes	1,622	1,496
Operating lease liabilities	1,884	1,914
Other current liabilities	3,158	3,286

Total current liabilities	44,884	46,888
Long-term borrowing	29,700	—
Accrued severance benefits, net	15,503	16,020
Non-current operating lease liabilities	2,808	2,897
Other non-current liabilities	11,384	10,088

Total liabilities	104,279	75,893

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,008,573 shares issued and 38,263,642 outstanding at March 31, 2024 and 56,971,394 shares issued and 38,852,742 outstanding at December 31, 2023	569	569
Additional paid-in capital	274,156	273,256
Retained earnings	283,467	298,884
Treasury stock, 18,744,931 shares at March 31, 2024 and 18,118,652 shares at December 31, 2023, respectively	(217,607)	(213,454)
Accumulated other comprehensive loss	(18,700)	(14,657)

Total stockholders’ equity	321,885	344,598

Total liabilities and stockholders’ equity	$426,164	$420,491

The accompanying notes are an integral part of these consolidated financial statements
.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIAR
IES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$45,541	$51,514
Net sales – transitional Fab 3 foundry services	3,526	5,491

Total revenues	49,067	57,005
Cost of sales:
Cost of sales – standard products business	35,888	37,312
Cost of sales – transitional Fab 3 foundry services	4,211	7,599

Total cost of sales	40,099	44,911

Gross profit	8,968	12,094
Operating expenses:
Selling, general and administrative expenses	11,264	12,165
Research and development expenses	11,163	13,298
Early termination charges	—	8,449

Total operating expenses	22,427	33,912

Operating loss	(13,459)	(21,818)
Interest income	2,213	2,842
Interest expense	(238)	(256)
Foreign currency loss, net	(5,001)	(3,430)
Other income (expense), net	44	(35)

Loss before income tax expense	(16,441)	(22,697)
Income tax benefit	(1,024)	(1,227)

Net loss	$(15,417)	$(21,470)

Basic loss per common share—	$(0.40)	$(0.49)
Diluted loss per common share—	$(0.40)	$(0.49)
Weighted average number of shares—
Basic	38,544,781	43,390,832
Diluted	38,544,781	43,390,832
The accompanying notes are an integral part of these consolidated financial statements
.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands of U.S. dollars)
Net loss	$(15,417)	$(21,470)
Other comprehensive loss
Foreign currency translation adjustments	(3,497)	(1,908)
Derivative adjustments
Fair valuation of derivatives	(605)	(1,135)
Reclassification adjustment for loss on derivatives included in net loss	59	603

Total other comprehensive loss	(4,043)	(2,440)

Total comprehensive loss	$(19,460)	$(23,910)

The accompanying notes are an integral part of these consolidated financial statements
.

MAGNACHIP SEMICONDUCTOR CORPORATION AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2024:
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	900	—	—	—	900
Settlement of restricted stock units	37,179	0	(0)	—	—	—	—
Acquisition of treasury stock	(626,279)	—	—	—	(4,153)	—	(4,153)
Other comprehensive loss, net	—	—	—	—	—	(4,043)	(4,043)
Net loss	—	—	—	(15,417)	—	—	(15,417)

Balance at March 31, 2024	38,263,642	$569	$274,156	$283,467	$(217,607)	$(18,700)	$321,885

Three Months Ended March 31, 2023:
Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153
Stock-based compensation	—	—	1,120	—	—	—	1,120
Exercise of stock options	1,400	0	9	—	—	—	9
Settlement of restricted stock units	3,333	0	(0)	—	—	—	—
Acquisition of treasury stock	(1,239,993)	—	—	—	(12,019)	—	(12,019)
Other comprehensive loss, net	—	—	—	—	—	(2,440)	(2,440)
Net loss	—	—	—	(21,470)	—	—	(21,470)

Balance at March 31, 2023	42,589,315	$564	$267,187	$314,036	$(173,441)	$(14,993)	$393,353

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(15,417)	$(21,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,099	4,357
Provision for severance benefits	1,405	2,330
Loss on foreign currency, net	10,226	9,082
Provision for inventory reserves	(947)	1,138
Stock-based compensation	900	1,120
Deferred income taxes	1,313	(4)
Other, net	263	241
Changes in operating assets and liabilities
Accounts receivable, net	1,401	2,973
Inventories	801	1,062
Other receivables	(385)	2,376
Prepaid expenses	905	860
Other current assets	331	596
Accounts payable	563	1,904
Other accounts payable	(5,256)	(1,424)
Accrued expenses	(2,045)	7,600
Accrued income taxes	167	(2,923)
Other current liabilities	(387)	(596)
Other non-current liabilities	(624)	(169)
Payment of severance benefits	(884)	(871)
Other, net	(401)	(306)

Net cash provided by (used in) operating activities	(3,972)	7,876
Cash flows from investing activities
Proceeds from settlement of hedge collateral	—	1,155
Payment of hedge collateral	—	(1,093)
Purchase of property, plant and equipment	(668)	(135)
Payment for intellectual property registration	(60)	(74)
Collection guarantee deposits	1,133	19
Payment of guarantee deposits	(1,874)	(3,482)
Other, net	1	—

Net cash used in investing activities	(1,468)	(3,610)
Cash flows from financing activities
Proceeds from long-term borrowing	30,059	—
Proceeds from exercise of stock options	—	9
Acquisition of treasury stock	(4,659)	(12,264)
Repayment of financing related to water treatment facility arrangement	(121)	(126)
Repayment of principal portion of finance lease liabilities	(35)	(24)

Net cash provided by (used in) financing activities	25,244	(12,405)
Effect of exchange rates on cash and cash equivalents	(6,294)	(5,253)

Net increase (decrease) in cash and cash equivalents	13,510	(13,392)
Cash and cash equivalents at beginning of period	158,092	225,477

Cash and cash equivalents at end of period	$171,602	$212,085

Supplemental cash flow information
Cash paid for income taxes	$270	$2,644
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$285	$629
Non-cash financing activities
Unsettled common stock repurchases	$—	$401
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1. Business, Basis of Presentation and Significant Accounting Policies
Business
Magnachip
Semiconductor Corporation (together with its subsidiaries, the “Company”) is a designer and manufacturer of analog and mixed-
signal
semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications.
The Company’s standard products business consists of two business lines: one is the Mixed-Signal Solutions (“MSS”) business line, which comprises the display integrated circuit (“IC”) and power IC businesses that are fabless, and the other is the Power Analog Solutions (“PAS”) business line, which comprises the power discrete business which is an integrated device manufacturing (“IDM”) business.
Display IC products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and a wide range of applications, including smartphones, televisions, automotive and IT applications, such as monitors, notebook PCs and tablet PCs, as well as AR/VRs. Power IC products provide power IC solutions to major television suppliers and large panel display suppliers.
The PAS business line produces power management semiconductor products, including power discrete solutions for power management in communication, consumer, computing, servers, automotive and industrial applications.
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4”, to SK keyfoundry Inc., a Korean company (“SK keyfoundry”). Following the consummation of the sale, the Company provided SK keyfoundry with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3”, at an agreed upon cost plus mark-up
(the “Transitional Fab 3 Foundry Services”). The contractual obligation to provide the Transitional Fab 3 Foundry Services ended on August 31, 2023, and the Company is winding down these foundry services and planning to convert portions of the idle capacity to PAS standard products beginning around the second half of 2024. Because these foundry services during the wind-down period are still being provided to SK keyfoundry by the Company using Fab 3 based on mutually agreed terms and conditions, the Company will continue to report its revenue from these foundry services and related cost of sales within the Transitional Fab 3 Foundry Services line in its consolidated statement of operations until such wind-down is completed.
On May 30, 2023, the Company announced a plan to regroup the business lines in its standard products business, originally grouped as Display Solutions and Power Solutions business lines, into MSS and PAS business lines to better align its product strategies (the “Reorganization”). On January 10, 2024, the Company transferred the MSS business line into a newly formed Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” Currently, the MSS business line is primarily operated by Magnachip Mixed-Signal, Ltd., and the PAS business line is primarily operated by Magnachip Semiconductor, Ltd., Magnachip’s already existing Korean operating company. Both companies are indirect wholly owned subsidiaries of the Company.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2023 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023.
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

2. Inventories
Inventories as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$7,268	$8,432
Semi-finished goods and work-in-process	28,379	29,339
Raw materials	4,579	5,543
Materials in-transit	200	18
Less: inventory reserve	(8,947)	(10,599)

Inventories, net	$31,479	$32,733

Changes in inventory reserve for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$(10,599)	$(14,677)
Change in reserve
Inventory reserve charged to costs of sales	(1,550)	(2,584)
Sale of previously reserved inventory	2,661	1,476

	1,111	(1,108)
Write off	266	415
Translation adjustments	275	429

Ending balance	$(8,947)	$(14,941)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of March 31, 2024 and December 31, 2023 are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Buildings and related structures	$23,487	$24,532
Machinery and equipment	133,844	139,710
Finance lease right-of-use assets	585	902
Others	34,373	35,471

	192,289	200,615
Less: accumulated depreciation	(113,829)	(115,889)
Land	12,265	12,811
Construction in progress	2,143	2,585

Property, plant and equipment, net	$92,868	$100,122

Aggregate depreciation expenses totaled $3,957 thousand and $4,193 thousand for the three months ended March 31, 2024 and 2023, respectively.
On March 26, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company (“MSK”) and indirect wholly owned subsidiary of the Company, executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). In connection with the Loan Agreement, on March 26, 2024, MSK entered into a
Kun-Pledge
(Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea in favor of KDB. See “Note 9. Long-Term Borrowing” to these consolidated financial statements below for more information regarding the Loan Agreement.
4. Intangible Assets
Intangible assets as of March 31, 2024 and December 31, 2023 are comprised of the following (in thousands):

	March 31, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,817	$(7,426)	$1,391

Intangible assets	$8,817	$(7,426)	$1,391

	December 31, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,150	$(7,613)	$1,537

Intangible assets	$9,150	$(7,613)	$1,537

Aggregate amortization expenses for intangible assets totaled $142 thousand and $164 thousand for the three months ended March 31, 2024 and 2023, respectively.

5. Accrued Expenses
Accrued expenses as of March 31, 2024 and December 31, 2023 are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll, benefits and related taxes, excluding severance benefits	$5,259	$5,947
Withholding tax attributable to intercompany interest income	355	1,671
Outside service fees	1,451	1,953
Others	886	886

Accrued expenses	$7,951	$10,457

6. Derivative Financial Instruments
The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of March 31, 2024 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 03, 2023	$9,000	April 2024 to June 2024
August 09, 2023	$18,000	April 2024 to September 2024
Details of the zero cost collar contracts as of December 31, 2023 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 03, 2023	$18,000	January 2024 to June 2024
August 09, 2023	$27,000	January 2024 to September 2024
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2024	December 31, 2023
Asset Derivatives:
Zero cost collars	Other current assets	$—	$152
Liability Derivatives:
Zero cost collars	Other current liabilities	$397	$1
Offsetting of derivative liabilities as of March 31, 2024 is as follows (in thousands):

As of March 31, 2024	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$397	$—	$397	$—	$—	$397

Offsetting of derivative assets and liabilities as of December 31, 2023 is as follows (in thousands):

As of December 31, 2023	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$152	$—	$152	$—	$—	$152
Liability Derivatives:
Zero cost collars	$1	$—	$1	$—	$—	$1
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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023		2024	2023
Zero cost collars	$(605)	$(1,135)	Net sales	$(59)	$(603)	Other income, net	$25	$(54)

	$(605)	$(1,135)		$(59)	$(603)		$25	$(54)

As of March 31, 2024, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $145 thousand.
The Company has set aside a cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

Counterparty	March 31, 2024	December 31, 2023
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand, respectively, but no such excess exposure existed as of March 31, 2024 and December 31, 2023.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

7. Fair Value Measurements
Fair Value of Financial Instruments
As of March 31, 2024, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2024	Fair Value Measurement March 31, 2024	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$397	$397	—	$397	—
As of December 31, 2023, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2023	Fair Value Measurement December 31, 2023	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$152	$152	—	$152	—
Liabilities:
Derivative liabilities (other current liabilities)	$1	$1	—	$1	—
Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.

8. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2024, 96% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$45,932	$48,496
Provisions	1,405	2,330
Severance payments	(884)	(871)
Translation adjustments	(1,969)	(1,381)

	44,484	48,574
Less: Cumulative contributions to severance insurance deposit accounts	(28,954)	(24,747)
The National Pension Fund	(27)	(40)
Group severance insurance plan	—	(179)

Accrued severance benefits, net	$15,503	$23,608

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan have been and will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.
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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2024	$306
2025	$324
2026	$543
2027	$386
2028	$3,125
2029	$3,509
2030 — 2034	$16,631
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

9. Long-Term Borrowing
On March 26, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company (“MSK”) and indirect wholly owned subsidiary of the Company, executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). In connection with the Loan Agreement, on March 26, 2024, MSK entered into a
Kun-Pledge
(Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea (“Fab 3 properties”) in favor of KDB.
The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $29,835 thousand based on the KRW/USD exchange rate of 1,340.7:1 as of March 26, 2024 as quoted by KEB Hana Bank), which was funded in full to MSK on March 26, 2024.
The Term Loan bears interest at a variable rate equal to the
3-month
CD rate quoted by KDB, plus 1.21%, which rate is adjusted quarterly. The initial interest rate on the Term Loan was 4.86% per annum. The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable. All obligations of MSK under the Loan Agreement and the Term Loan are secured by the Fab 3 properties pursuant to the Pledge Agreement.
As of March 31, 2024, approximately $29,700 thousand aggregate principal amount of the Term Loan was outstanding.
10. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to MSK, one of the Company’s Korean subsidiaries. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2024 and December 31, 2023, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $258,291 thousand and $285,136 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,346.8:1 and 1,289.4:1 using the first base rate as of March 31, 2024 and December 31, 2023, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three months ended March 31, 2024, the Company recorded an income tax benefit of $1,024 thousand, primarily related to one of its operating entities in Korea based on the estimated taxable loss for the respective period.
For the three months ended March 31, 2023, the Company recorded an income tax benefit of $1,227 thousand, primarily related to its then primary operating entity in Korea based on the estimated taxable loss for the respective period.

12. Geographic and Other Information
The Company operates within the operating segment, standard products business, and also reports Transitional Fab 3 Foundry Services revenue.
In previous reporting periods, the Company categorized revenues from two business lines in its standard products business: the Display Solutions business line and the Power Solutions business line. As part of the Reorganization, the Company regrouped its standard products business into the Mixed-Signal Solutions business line and the Power Analog Solutions business line. Accordingly, effective as of the first quarter of fiscal 2024, the Company categorizes its standard product business revenue by those two regrouped business lines. See “Note 1. Business, Basis of Presentation and Significant Accounting Policies — Business” for additional information regarding the Reorganization.
Revenues for the three months ended March 31, 2023 from its
previous
product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		MSS	PAS	Total
Display Solutions	$10,841	$10,841	$—	$10,841
Power Solutions	40,673	1,966	38,707	40,673

	$51,514	$12,807	$38,707	$51,514

The following sets forth information relating to the operating segment, standard products business, as well as the Transitional Fab 3 Foundry Services (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Standard products business
Mixed-Signal Solutions	$9,006	$12,807
Power Analog Solutions	36,535	38,707

Total standard products business	$45,541	$51,514
Transitional Fab 3 foundry services	3,526	5,491

Total revenues	$49,067	$57,005

	Three Months Ended
	March 31, 2024	March 31, 2023
Gross Profit
Standard products business
Mixed-Signal Solutions	$4,019	$3,868
Power Analog Solutions	5,634	10,334

Total standard products business	$9,653	$14,202
Transitional Fab 3 foundry services	(685)	(2,108)

Total gross profit	$8,968	$12,094

The following is a summary of net sales — standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Korea	$18,144	$16,496
Asia Pacific (other than Korea)	25,665	31,901
United States	338	1,045
Europe	1,394	2,072

Total	$45,541	$51,514

For the three months ended March 31, 2024 and 2023, of the Company’s net sales — standard products business in Asia Pacific (other than Korea), net sales — standard products business in China and Hong Kong together represented 73.0% and 57.9%, respectively, and net sales — standard products business in Vietnam represented 5.8% and 17.8%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 74% and 71% for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the Company had one customer that represented 24.7% of its net sales — standard products business. For the three months ended March 31, 2023, the Company had two customers that represented 16.4% and 13.7% of its net sales — standard products business, respectively.
As of March 31, 2024, one customer of the Company’s standard products business accounted for 42.1% of its accounts receivable — standard products business (which does not include the Transitional Fab 3 Foundry Services). As of December 31, 2023, three customers of the Company’s standard products business accounted for 34.9%, 14.4% and 13.9% of its accounts receivable — standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	March 31, 2024	December 31, 2023
Foreign currency translation adjustments	$(18,845)	$(15,348)
Derivative adjustments	145	691

Total	$(18,700)	$(14,657)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

Three Months Ended March 31, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(3,497)	(605)	(4,102)
Amounts reclassified from accumulated other comprehensive loss	—	59	59

Net current-period other comprehensive loss	(3,497)	(546)	(4,043)

Ending balance	$(18,845)	$145	$(18,700)

Three Months Ended March 31, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(1,908)	(1,135)	(3,043)
Amounts reclassified from accumulated other comprehensive loss	—	603	603

Net current-period other comprehensive loss	(1,908)	(532)	(2,440)

Ending balance	$(13,236)	$(1,757)	$(14,993)

14. Stock Repurchases
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
From September 2022 to December 2022, the Company repurchased 1,235,650 shares of its common stock in the open market for an aggregate purchase price of $12.5 million and a weighted average price per share of $10.13 under the stock repurchase program.
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
During the first quarter of 2024, the Company repurchased 626,279 shares of its common stock in the open market for an aggregate purchase price of $4.1 million and a weighted average price per share of $6.57 under the new stock repurchase program.

15. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands of U.S. dollars, except share data)
Basic Loss per Share
Net loss	$(15,417)	$(21,470)

Basic weighted average common stock outstanding	38,544,781	43,390,832
Basic loss per share	$(0.40)	$(0.49)
Diluted Loss per Share
Net loss	$(15,417)	$(21,470)

Basic weighted average common stock outstanding	38,544,781	43,390,832
Net effect of dilutive equity awards	—	—

Diluted weighted average common stock outstanding	38,544,781	43,390,832
Diluted loss per share	$(0.40)	$(0.49)
Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the three months ended March 31, 2024 and 2023, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2024	March 31, 2023
Options	757,858	1,116,158
Restricted Stock Units	922,307	1,434,827

16. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $3,030 thousand and $3,883 thousand as other current assets as of March 31, 2024 and December 31, 2023, respectively.
17. Subsequent Events
Derivative contracts
In April 2024, the Company and NFIK entered into derivative contracts of zero
cost collars for the period from October 2024 to March 2025. The total notional amounts are $18,000 thousand.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023 filed on March 8, 2024 (“2023 Form 10-K”).

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

On May 30, 2023, we announced a plan to regroup the business lines in our standard products business, originally grouped as Display Solutions and Power Solutions business lines, into the following two business lines to better align our product strategies (the “Reorganization”):

(i)	Our display integrated circuit (“IC”) and power IC businesses, which are fabless, became the Mixed-Signal Solutions (“MSS”) business line; and

(ii)	Our power discrete business, which is an integrated device manufacturing (“IDM”) business, became the Power Analog Solutions (“PAS”) business line.

On January 10, 2024, we transferred the MSS business line into a newly formed Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” Following the Reorganization, our MSS business line is primarily operated by Magnachip Mixed-Signal, Ltd., and our PAS business line is primarily operated by Magnachip Semiconductor, Ltd., our already existing Korean operating entity. Both entities are indirect wholly owned subsidiaries of the Company.

Our MSS business line consist of display IC and power IC businesses. Our display IC products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover flat panel displays used in an array of applications, applied with liquid crystal display (“LCD”), organic light emitting diodes (“OLED”) or micro light emitting diode (“Micro LED”). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address various resolutions, ranging from HD (High Definition) to UHD (Ultra High Definition), for a wide range of applications, including smartphones, televisions, automotive and IT applications, such as monitors, notebook PCs and tablet PCs, as well as AR/VRs. Our power IC products provide power IC solutions to major television suppliers and large panel display suppliers. These products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and others consumer electronics, as well as automotive applications.

Our PAS business line produces power management semiconductor products, including power discrete solutions for power management in communication, consumer, computing, servers, automotive and industrial applications. These products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebook PCs, tablet PCs, other consumer electronics, as well as automotive and industrial applications such as power suppliers, e-bikes, solar inverters, LED lighting and motor drives.

Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center in Korea and substantial global manufacturing operations place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our OLED display driver IC and power IC products are produced using external foundries. Through a strategic cooperation with external foundries, we manage to ensure outsourcing wafers at competitive price and produce quality products.

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

Our standard products business requires investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those products which do require advanced technology and 12-inch and 8-inch wafer capacity, such as OLED display driver IC and power IC products. We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external 12-inch foundries starting in the second half of 2015 and we have started outsourcing 8-inch wafer for OLED TV ICs and power ICs after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of OLED display driver IC and power IC products to external foundries, we are able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly during the global shortage of foundry services. Although we work strategically with external foundries to ensure long-term wafer capacity, if these efforts are at any time unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.

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

Recent Developments

Loan Agreement

On March 26, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company (“MSK”) and indirect wholly owned subsidiary of the Company, executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). In connection with the Loan Agreement, on March 26, 2024, MSK entered into a Kun-Pledge (Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea (“Fab 3 properties”) in favor of KDB.

The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $29.8 million based on the KRW/USD exchange rate of 1,340.7:1 as of March 26, 2024 as quoted by KEB Hana Bank), which was funded in full to MSK on March 26, 2024.

The Term Loan bears interest at a variable rate equal to the 3-month CD rate quoted by KDB, plus 1.21%, which rate is adjusted quarterly. The initial interest rate on the Term Loan was 4.86% per annum. The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable. All obligations of MSK under the Loan Agreement and the Term Loan are secured by the Fab 3 properties pursuant to the Pledge Agreement.

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

During the first quarter of 2024, we repurchased 626,279 shares of our common stock in the open market for an aggregate purchase price of $4.1 million and a weighted average price per share of $6.57 under the new stock repurchase program.

Macroeconomic Industry Conditions

The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, inventory corrections, shifting customer and end-user demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia and Ukraine and Israel and Hamas including sustained military action and conflict in the Red Sea and recent escalations between Iran and Israel, any one of and all of which may cause volatility and unpredictability in the market for semiconductor products and end-user demand. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we do not anticipate that they will have a material impact on our current business, but we will continue reviewing and assessing these rules and regulations and their potential impact on our business. Additional changes to the U.S. Export Regulations are expected, but the scope or timing of such changes is unknown. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net and (iv) early termination charges. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax benefit, and depreciation and amortization.

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

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(Dollars in millions)
Net Loss	$(15.4)	$(21.5)
Interest income	(2.2)	(2.8)
Interest expense	0.2	0.3
Income tax benefit	(1.0)	(1.2)
Depreciation and amortization	4.1	4.4
EBITDA	(14.3)	(20.9)
Adjustments:
Equity-based compensation expense(a)	0.9	1.1
Foreign currency loss, net(b)	5.0	3.4
Derivative valuation loss, net(c)	(0.0)	0.1
Early termination charges(d)	—	8.4

Adjusted EBITDA	$(8.4)	$(7.9)

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

(d)

For the three months ended March 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the voluntary resignation program (the “Program”) that we offered to certain employees during the first quarter of 2023. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

We present Adjusted Operating Income (Loss) as supplemental measures of our performance. We prepare Adjusted Operating Income (Loss) by adjusting operating income (loss) to eliminate the impact of equity-based compensation expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Operating Income (Loss) is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income (loss) from ongoing business operations.

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude (i) equity-based compensation expense and (ii) early termination charges.

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(Dollars in millions)
Operating loss	$(13.5)	$(21.8)
Adjustments:
Equity-based compensation expense(a)	0.9	1.1
Early termination charges(b)	—	8.4

Adjusted Operating Loss	$(12.6)	$(12.2)

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net, (iv) early termination charges and (v) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss (including on a per share basis) for the periods indicated:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(Dollars in millions, except per share data)
Net Loss	$(15.4)	$(21.5)
Adjustments:
Equity-based compensation expense(a)	0.9	1.1
Foreign currency loss, net(b)	5.0	3.4
Derivative valuation loss (gain), net(c)	(0.0)	0.1
Early termination charges(d)	—	8.4
Income tax effect on non-GAAP adjustments(e)	(1.3)	(1.9)

Adjusted Net Loss	$(10.9)	$(10.4)

Reported loss per share—basic	$(0.40)	$(0.49)
Reported loss per share—diluted	$(0.40)	$(0.49)
Weighted average number of shares—basic	38,544,781	43,390,832
Weighted average number of shares—diluted	38,544,781	43,390,832
Adjusted loss per share—basic	$(0.28)	$(0.24)
Adjusted loss per share—diluted	$(0.28)	$(0.24)
Weighted average number of shares—basic	38,544,781	43,390,832
Weighted average number of shares—diluted	38,544,781	43,390,832

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

(e)

For the three months ended March 31, 2024 and 2023, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments. For the three months ended March 31, 2024, income tax effect on non-GAAP adjustments related to our Korean subsidiaries and the U.S. parent entity were negative $1.1 million and negative $0.3 million, respectively. For the three months ended March 31, 2023, income tax effect on non-GAAP adjustments related to our Korean subsidiary and the U.S. parent entity were negative $1.2 million and negative $0.7 million, respectively.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2024 and 2023, we sold products to 129 and 120 customers, respectively, and our net sales to our ten largest customers represented 74% and 71% of our net sales—standard products business, respectively.

We are currently in the process of winding down the Transitional Fab 3 Foundry Services, which represented 7.2% and 9.6% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2024, 96% of our employees were eligible for severance benefits.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses of our display IC business are material and design-related costs for OLED display driver IC product development involving 28-nanometer or finer processes. The majority of research and development expenses of our power IC business are material and design-related costs for power IC products. Power IC uses standard BCD process technologies which can be sourced from multiple foundries. The majority of research and development expenses of our power discrete business are certain equipment, material and design-related costs for power discrete products.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of March 31, 2024, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $258.3 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary, Magnachip Semiconductor, Ltd., enters into foreign currency zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

Foreign Currency Gain or Loss. Foreign currency translation gains or losses on transactions by us or our subsidiaries in a currency other than our or our subsidiaries’ functional currency are included in foreign currency gain (loss), net in our statements of operations. A substantial portion of this net foreign currency gain or loss relates to non-cash translation gain or loss related to the principal balance of intercompany balances at our Korean subsidiary, Magnachip Semiconductor, Ltd., that are denominated in U.S. dollars. This gain or loss results from fluctuations in the exchange rate between the Korean won and U.S. dollar.

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

Results of Operations – Comparison of Three Months Ended March 31, 2024 and 2023

In previous reporting periods, we categorized revenues from two business lines in our standard products business: the Display Solutions business line and the Power Solutions business line. As part of the Reorganization, we regrouped our standard products business into the Mixed-Signal Solutions business line, which comprises the display IC and power IC businesses, and the Power Analog Solutions business line, which comprises the power discrete business. Accordingly, effective as of the first quarter of fiscal 2024, we categorize our standard product business revenue by those two regrouped business lines. Certain reclassifications have been made to the prior period revenue presentation to conform to the current period revenue presentation.

The following table sets forth consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$45.5	92.8%	$51.5	90.4%	$(6.0)
Net sales – transitional Fab 3 foundry services	3.5	7.2	5.5	9.6	(2.0)

Total revenues	49.1	100.0	57.0	100.0	(7.9)
Cost of sales
Cost of sales – standard products business	35.9	73.1	37.3	65.5	(1.4)
Cost of sales – transitional Fab 3 foundry services	4.2	8.6	7.6	13.3	(3.4)

Total cost of sales	40.1	81.7	44.9	78.8	(4.8)

Gross profit	9.0	18.3	12.1	21.2	(3.1)
Selling, general and administrative expenses	11.3	23.0	12.2	21.3	(0.9)
Research and development expenses	11.2	22.8	13.3	23.3	(2.1)
Early termination charges	—	—	8.4	14.8	(8.4)

Operating loss	(13.5)	(27.4)	(21.8)	(38.3)	8.4
Interest income	2.2	4.5	2.8	5.0	(0.6)
Interest expense	(0.2)	(0.5)	(0.3)	(0.4)	0.0
Foreign currency loss, net	(5.0)	(10.2)	(3.4)	(6.0)	(1.6)
Others, net	0.0	0.1	(0.0)	(0.1)	0.1

	(3.0)	(6.1)	(0.9)	(1.5)	(2.1)

Loss before income tax benefit	(16.4)	(33.5)	(22.7)	(39.8)	6.3
Income tax benefit	(1.0)	(2.1)	(1.2)	(2.2)	0.2

Net loss	$(15.4)	(31.4)	$(21.5)	(37.7)	$6.1

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Mixed-Signal Solutions	$9.0	18.4%	$12.8	22.5%	$(3.8)
Power Analog Solutions	36.5	74.5	38.7	67.9	(2.2)

Total standard products business	45.5	92.8	51.5	90.4	(6.0)
Net sales – transitional Fab 3 foundry services	3.5	7.2	5.5	9.6	(2.0)

Total cost of sales	$49.1	100.0%	$57.0	100.0%	$(7.9)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business
Mixed-Signal Solutions	$4.0	44.6%	$3.9	30.2%	$0.2
Power Analog Solutions	5.6	15.4	10.3	26.7	(4.7)

Total standard products business	$9.7	21.2%	$14.2	27.6%	$(4.5)
Gross profit – transitional Fab 3 foundry services	(0.7)	(19.4)	(2.1)	(38.4)	1.4

Total gross profit	$9.0	18.3%	$12.1	21.2%	$(3.1)

Revenues

Total revenues were $49.1 million for the three months ended March 31, 2024, a $7.9 million, or 13.9%, decrease compared to $57.0 million for the three months ended March 31, 2023. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $45.5 million for the three months ended March 31, 2024, a $6.0 million, or 11.6%, decrease compared to $51.5 million for the three months ended March 31, 2023.

Net sales from our Mixed-Signal Solutions business line decreased from $12.8 million for the three months ended March 31, 2023 to $9.0 million for the three months ended March 31, 2024. The decrease in net sales from our Mixed-Signal Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products, and weak demand for our auto-LCD display driver ICs also had an unfavorable impact on net sales. This decrease was offset in part by a higher demand for our Power IC products, primarily for televisions.

Net sales from our Power Analog Solutions business line decreased from $38.7 million for the three months ended March 31, 2023 to $36.5 million for the three months ended March 31, 2024. The decrease in net sales from our Power Analog Solutions business line was attributable to lower demand for power products such as high-end MOSFETs and IGBTs in the industrial segment, especially solar inverter and LED lighting. This decrease was offset in part by a higher demand for power products such as MOSFETs in the communication segment.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $3.5 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

Gross Profit

Total gross profit was $9.0 million for the three months ended March 31, 2024 compared to $12.1 million for the three months ended March 31, 2023, a $3.1 million, or 25.8%, decrease. Gross profit as a percentage of net sales for the three months ended March 31, 2024 decreased to 18.3% compared to 21.2% for the three months ended March 31, 2023. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $9.7 million for the three months ended March 31, 2024, which represented a $4.5 million, or 32.0%, decrease from gross profit of $14.2 million for the three months ended March 31, 2023. Gross profit as a percentage of net sales for the three months ended March 31, 2024 decreased to 21.2% compared to 27.6% for the three months ended March 31, 2023.

Gross profit from our Mixed-Signal Solutions business line was $4.0 million for the three months ended March 31, 2024, which represented a $0.2 million, or 3.9%, increase from gross profit of $3.9 million for the three months ended March 31, 2023. Gross profit as a percentage of net sales for the three months ended March 31, 2024 increased to 44.6% compared to 30.2% for the three months ended March 31, 2023. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to a reversal of certain inventory charge as such reserved inventory was subsequently sold to certain other customers.

Gross profit from our Power Analog Solutions business line was $5.6 million for the three months ended March 31, 2024, which represented a $4.7 million, or 45.5%, decrease from gross profit of $10.3 million for the three months ended March 31, 2023. Gross profit as a percentage of net sales for the three months ended March 31, 2024 decreased to 15.4% compared to 26.7% for the three months ended March 31, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to a lower utilization rate of our internal fabrication facility in Gumi and an unfavorable product mix.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$18.1	39.8%	$16.5	32.0%	$1.6
Asia Pacific (other than Korea)	25.7	56.4	31.9	62.0	(6.2)
United States	0.3	0.7	1.0	2.0	(0.7)
Europe	1.4	3.1	2.1	4.0	(0.7)

	$45.5	100.0%	$51.5	100.0%	$(6.0)

Net sales – standard products business in Korea increased from $16.5 million for the three months ended March 31, 2023 to $18.1 million for the three months ended March 31, 2024, or by $1.6 million, or 10.0%, primarily due to a higher demand for power products such as MOSFETs, primarily for smartphone applications, which was offset in part by a lower demand for high-end MOSFETS, primary for televisions. A higher demand for our Power IC products, primarily for televisions, also had a favorable impact on net sales.

Net sales – standard products business in Asia Pacific (other than Korea) decreased from $31.9 million in the three months ended March 31, 2023 to $25.7 million for the three months ended March 31, 2024, or by $6.2 million, or 19.5%, primarily due to a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products. The decreased demand for our power products such as IGBTs mainly for solar inverters in the industrial segment also had an unfavorable impact on net sales.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.3 million, or 23.0% of total revenues, for the three months ended March 31, 2024, compared to $12.2 million, or 21.3% of total revenues, for the three months ended March 31, 2023. The decrease of $0.9 million, or 7.4%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals.

Research and Development Expenses. Research and development expenses were $11.2 million, or 22.8% of total revenues, for the three months ended March 31, 2024, compared to $13.3 million, or 23.3% of total revenues, for the three months ended March 31, 2023. The decrease of $2.1 million, or 16.1%, was primarily attributable to a decrease in material costs for our 28-nanometer OLED display driver ICs based on the timing of development activities.

Early Termination Charges. For the three months ended March 31, 2023, we recorded in our consolidated statement of operations $8.4 million of termination related charges in connection with the Program that we offered to certain employees during the first quarter of 2023.

Operating Loss

As a result of the foregoing, operating loss of $13.5 million was recorded for the three months ended March 31, 2024 compared to operating income of $21.8 million for the three months ended March 31, 2023. As discussed above, the decrease in operating loss of $8.4 million resulted primarily from an $8.4 million decrease in early termination charges, a $2.1 million decrease in research and development expenses and a $0.9 million decrease in selling, general and administrative expenses. This decrease in operating loss was offset in part by a $3.1 million decrease in gross profit.

Other Income (Expense)

Interest Income. Interest income was $2.2 million and $2.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Interest Expense. Interest expense was $0.2 million and $0.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended March 31, 2024 was $5.0 million compared to net foreign currency loss of $3.4 million for the three months ended March 31, 2023. The net foreign currency loss for the three months ended March 31, 2024 and March 31, 2023 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2024 and March 31, 2023, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $258.3 million and $301.9 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit

Income tax benefit was $1.0 million for the three months ended March 31, 2024, which was primarily attributable to the estimated taxable loss in one of our Korean subsidiaries for the respective period.

Income tax benefit was $1.2 million for the three months ended March 31, 2023, which was primarily attributable to the estimated taxable loss in our then primary operating entity in Korea for the respective period.

Net Loss

As a result of the foregoing, a net loss of $15.4 million was recorded for the three months ended March 31, 2024 compared to a net loss of $21.5 million for the three months ended March 31, 2023. As discussed above, the $6.1 million improvement in net loss was primarily attributable to an $8.4 million decrease in operating loss, which was offset in part by a $1.6 million increase in net foreign currency loss and a $0.6 million decrease in interest income.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2024, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd., entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of March 31, 2024, the outstanding obligation of this arrangement is approximately $18.5 million for remaining service term through 2028.

On March 26, 2024, our Korean subsidiary, Magnachip Semiconductor, Ltd., executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $29.7 million based on the KRW/USD exchange rate of 1,346.8:1 as of March 31, 2024 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

As of March 31, 2024, cash and cash equivalents held by our Korean subsidiaries were $154.5 million, which represents 90% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of March 31, 2024 was $213.3 million compared to $198.5 million as of December 31, 2023. The increase in working capital balance was mainly attributable to a $13.5 million increase in cash and cash equivalents resulted mainly from $29.7 million of Term Loan with KDB, which was funded in full to MSK on March 26, 2024. This increase in cash and cash equivalents was offset in part by a $4.1 million of continued execution of stock repurchase program.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $4.0 million for the three months ended March 31, 2024, compared to $7.9 million of cash inflow provided by operating activities for the three months ended March 31, 2023. The net operating cash outflow for the three months ended March 31, 2024 reflects our net loss of $15.4 million, as adjusted favorably by $17.3 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency loss and stock-based compensation, and net unfavorable impact of $5.8 million from changes of operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $1.5 million for the three months ended March 31, 2024, compared to $3.6 million of cash outflow used in investing activities for the three months ended March 31, 2023. The $2.1 million decrease was primarily attributable to a $2.7 million net decrease in guarantee deposits, which was offset in part by a $0.5 million increase in purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $25.2 million for the three months ended March 31, 2024, compared to $12.4 million of cash outflow used in financing activities for the three months ended March 31, 2023. The financing cash inflow for the three months ended March 31, 2024 was primarily attributable to the $30.1 million of proceeds received from the new Term Loan with KDB, which was offset in part by a payment of $4.1 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the three months ended March 31, 2023 was primarily attributable to a payment of $11.9 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the three months ended March 31, 2024, capital expenditures for property, plant and equipment were $0.7 million, a $0.5 million, or 394.8%, increase from $0.1 million for the three months ended March 31, 2023. The capital expenditures for the three months ended March 31, 2024 and 2023 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, or our 2023 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2023 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2023 Form 10-K.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2024 for our Korean subsidiaries, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.5 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of March 31, 2024, $29.7 million aggregate principal amount of our Term Loan was outstanding. The Term Loan bears interest at a variable rate equal to the 3-month CD rate quoted by KDB, plus 1.21%, which rate is adjusted quarterly until the Term Loan mature on March 26, 2027. We have interest rate exposure with respect to the $29.7 million of our variable interest rate debt outstanding under our Term Loan as of March 31, 2024. A 50 basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $0.2 million.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2023 Form 10-K.

See also “Item 1A. Risk Factors” in this Report and “Part I: Item 1A. Risk Factors” of our 2023 Form 10-K for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements.

In addition to the other information contained in this Report and the other reports and materials the Company files with the SEC, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K as well as in our subsequent filings with the SEC. The risks described herein and therein are not the only ones we face.

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.

As of March 31, 2024, we had approximately $29.7 million aggregate principal amount of indebtedness under the working capital Term Loan borrowed under the Loan Agreement, which is secured by a pledge of our Fab 3 properties. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing on acceptable terms or at all;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	exposing us to the risk of increased interest rates, as our Term Loan borrowing is at a variable rate of interest; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future. If we are unable to pay our indebtedness when due, including the Term Loan, the lenders may declare default and invoke remedies that could include the foreclosure on pledged collateral to satisfy such indebtedness, which would have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
January 2024	101,282	$6.69	101,282	$35,760
February 2024	524,997	$6.55	524,997	$32,323
March 2024	—	—	—	$32,323

Total	626,279	$6.57	626,279	$32,323

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
arrangement
”
or
a

“non-Rule

10b5-1

trading arrangement,” each as defined in Regulation

S-K

Item 408
.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement, dated as of March 22, 2024, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd. and Chan Ho Park (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2024)

10.2 #	Standard Credit Agreement, dated as of March 26, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation)

10.3 #	Kun-Pledge (Mortgage) Agreement, dated as of March 26, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation)

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS #	Inline XBRL Instance Document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 10, 2024	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2024	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)