Form 10-Q
period 2024-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2024-08-08
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2024, the registrant had 37,457,198 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II OTHER INFORMATION		52
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES		55

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$132,467	$158,092
Short-term financial instruments	30,000	—
Accounts receivable, net	31,175	32,641
Inventories, net	34,783	32,733
Other receivables	3,977	4,295
Prepaid expenses	8,548	7,390
Hedge collateral (Note 6)	1,600	1,000
Other current assets (Note 16)	11,653	9,283

Total current assets	254,203	245,434
Property, plant and equipment, net	88,330	100,122
Operating lease right-of-use assets	4,181	4,639
Intangible assets, net	1,320	1,537
Long-term prepaid expenses	8,085	5,736
Deferred income taxes	44,578	50,836
Other non-current assets	11,998	12,187

Total assets	$412,695	$420,491

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,575	$24,443
Other accounts payable	8,383	5,292
Accrued expenses	9,199	10,457
Accrued income taxes	1,422	1,496
Operating lease liabilities	1,805	1,914
Other current liabilities	4,168	3,286

Total current liabilities	50,552	46,888
Long-term borrowing	28,794	—
Accrued severance benefits, net	15,759	16,020
Non-current operating lease liabilities	2,514	2,897
Other non-current liabilities	9,228	10,088

Total liabilities	106,847	75,893

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,015,569 shares issued and 37,799,482 outstanding at June 30, 2024 and 56,971,394 shares issued and 38,852,742 outstanding at December 31, 2023	569	569
Additional paid-in capital	275,329	273,256
Retained earnings	270,470	298,884
Treasury stock, 19,216,087 shares at June 30, 2024 and 18,118,652 shares at December 31, 2023, respectively	(219,949)	(213,454)
Accumulated other comprehensive loss	(20,571)	(14,657)

Total stockholders’ equity	305,848	344,598

Total liabilities and stockholders’ equity	$412,695	$420,491

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$50,835	$51,375	$96,376	$102,889
Net sales – transitional Fab 3 foundry services	2,336	9,604	5,862	15,095

Total revenues	53,171	60,979	102,238	117,984
Cost of sales:
Cost of sales – standard products business	39,113	37,867	75,001	75,179
Cost of sales – transitional Fab 3 foundry services	2,457	9,574	6,668	17,173

Total cost of sales	41,570	47,441	81,669	92,352

Gross profit	11,601	13,538	20,569	25,632
Operating expenses:
Selling, general and administrative expenses	11,734	12,137	22,998	24,302
Research and development expenses	12,691	11,255	23,854	24,553
Early termination and other charges	—	802	—	9,251

Total operating expenses	24,425	24,194	46,852	58,106

Operating loss	(12,824)	(10,656)	(26,283)	(32,474)
Interest income	2,228	2,692	4,441	5,534
Interest expense	(554)	(200)	(792)	(456)
Foreign currency gain (loss), net	(3,557)	1,237	(8,558)	(2,193)
Other income (loss), net	108	3	152	(32)

Loss before income tax benefit	(14,599)	(6,924)	(31,040)	(29,621)
Income tax benefit	(1,602)	(2,977)	(2,626)	(4,204)

Net loss	$(12,997)	$(3,947)	$(28,414)	$(25,417)

Basic loss per common share—	$(0.34)	$(0.09)	$(0.74)	$(0.60)
Diluted loss per common share—	$(0.34)	$(0.09)	$(0.74)	$(0.60)
Weighted average number of shares—
Basic	38,174,920	41,741,310	38,359,851	42,561,514
Diluted	38,174,920	41,741,310	38,359,851	42,561,514
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands of U.S. dollars)
Net loss	$(12,997)	$(3,947)	$(28,414)	$(25,417)

Other comprehensive loss
Foreign currency translation adjustments	(1,591)	(2,285)	(5,088)	(4,193)
Derivative adjustments
Fair valuation of derivatives	(807)	(375)	(1,412)	(1,510)
Reclassification adjustment for loss on derivatives included in net loss	527	1,243	586	1,846

Total other comprehensive loss	(1,871)	(1,417)	(5,914)	(3,857)

Total comprehensive loss	$(14,868)	$(5,364)	$(34,328)	$(29,274)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended June 30, 2024:
Balance at March 31, 2024	38,263,642	$569	$274,156	$283,467	$(217,607)	$(18,700)	$321,885
Stock-based compensation	—	—	1,216	—	—	—	1,216
Settlement of restricted stock units	6,996	0	(43)	—	—	—	(43)
Acquisition of treasury stock	(471,156)	—	—	—	(2,342)	—	(2,342)
Other comprehensive loss, net	—	—	—	—	—	(1,871)	(1,871)
Net loss	—	—	—	(12,997)	—	—	(12,997)

Balance at June 30, 2024	37,799,482	$569	$275,329	$270,470	$(219,949)	$(20,571)	$305,848

Three Months Ended June 30, 2023:
Balance at March 31, 2023	42,589,315	$564	$267,187	$314,036	$(173,441)	$(14,993)	$393,353
Stock-based compensation	—	—	2,092	—	—	—	2,092
Exercise of stock options	2,600	0	18	—	—	—	18
Settlement of restricted stock units	10,000	0	(0)	—	—	—	—
Acquisition of treasury stock	(2,468,017)	—	—	—	(25,807)	—	(25,807)
Other comprehensive loss, net	—	—	—	—	—	(1,417)	(1,417)
Net loss	—	—	—	(3,947)	—	—	(3,947)

Balance at June 30, 2023	40,133,898	$564	$269,297	$310,089	$(199,248)	$(16,410)	$364,292

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2024:
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	2,116	—	—	—	2,116
Settlement of restricted stock units	44,175	0	(43)	—	—	—	(43)
Acquisition of treasury stock	(1,097,435)	—	—	—	(6,495)	—	(6,495)
Other comprehensive loss, net	—	—	—	—	—	(5,914)	(5,914)
Net loss	—	—	—	(28,414)	—	—	(28,414)

Balance at June 30, 2024	37,799,482	$569	$275,329	$270,470	$(219,949)	$(20,571)	$305,848

Six Months Ended June 30, 2023:
Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153
Stock-based compensation	—	—	3,212	—	—	—	3,212
Exercise of stock options	4,000	0	27	—	—	—	27
Settlement of restricted stock units	13,333	0	(0)	—	—	—	—
Acquisition of treasury stock	(3,708,010)	—	—	—	(37,826)	—	(37,826)
Other comprehensive loss, net	—	—	—	—	—	(3,857)	(3,857)
Net loss	—	—	—	(25,417)	—	—	(25,417)

Balance at June 30, 2023	40,133,898	$564	$269,297	$310,089	$(199,248)	$(16,410)	$364,292

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(28,414)	$(25,417)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,115	8,502
Provision for severance benefits	2,970	4,091
Loss on foreign currency, net	16,848	9,117
Provision for inventory reserves	(1,024)	1,121
Stock-based compensation	2,116	3,212
Deferred income taxes	3,158	27
Other, net	426	423
Changes in operating assets and liabilities
Accounts receivable, net	(235)	(342)
Inventories	(3,449)	4,911
Other receivables	601	4,407
Other current assets	896	395
Accounts payable	1,944	2,880
Other accounts payable	(6,676)	(6,488)
Accrued expenses	(427)	1,104
Accrued income taxes	(17)	(2,972)
Other current liabilities	453	(471)
Other non-current liabilities	(246)	(214)
Payment of severance benefits	(1,362)	(5,728)
Other, net	(761)	(487)

Net cash used in operating activities	(5,084)	(1,929)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	—	3,335
Payment of hedge collateral	(612)	(2,586)
Purchase of property, plant and equipment	(1,566)	(1,518)
Payment for intellectual property registration	(178)	(163)
Collection of guarantee deposits	1,138	1,445
Payment of guarantee deposits	(1,910)	(6,907)
Increase in short-term financial instruments	(30,000)	—
Other, net	0	—

Net cash used in investing activities	(33,128)	(6,394)
Cash flows from financing activities
Proceeds from long-term borrowing	30,059	—
Proceeds from exercise of stock options	—	27
Acquisition of treasury stock	(6,859)	(36,840)
Repayment of financing related to water treatment facility arrangement	(238)	(248)
Repayment of principal portion of finance lease liabilities	(69)	(46)

Net cash provided by (used in) financing activities	22,893	(37,107)
Effect of exchange rates on cash and cash equivalents	(10,306)	(7,093)

Net decrease in cash and cash equivalents	(25,625)	(52,523)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	158,092	225,477

Cash and cash equivalents at end of period	$132,467	$172,954

Supplemental cash flow information
Cash paid (refunded) for income taxes	$(716)	$3,599
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,467	$477
Non-cash financing activities
Unsettled common stock repurchases	$119	$1,379
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2023 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023.

There have been no material changes to the Company’s
significant
accounting policies as of and for the six months ended June 30, 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023.
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

2. Inventories
Inventories as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$7,513	$8,432
Semi-finished goods and work-in-process	30,911	29,339
Raw materials	4,480	5,543
Materials in-transit	420	18
Less: inventory reserve	(8,541)	(10,599)

Inventories, net	$34,783	$32,733

Changes in inventory reserve for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2024		June 30, 2023
Beginning balance	$(8,947)	$(10,599)	$(14,941)	$(14,677)
Change in reserve
Inventory reserve charged to costs of sales	(1,411)	(2,961)	(2,023)	(4,607)
Sale of previously reserved inventory	1,466	4,127	2,047	3,523

	55	1,166	24	(1,084)
Write off	61	327	67	482
Translation adjustments	290	565	105	534

Ending balance	$(8,541)	$(8,541)	$(14,745)	$(14,745)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2024 and December 31, 2023 are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Buildings and related structures	$22,770	$24,532
Machinery and equipment	130,492	139,710
Finance lease right-of-use assets	568	902
Others	34,717	35,471

	188,547	200,615
Less: accumulated depreciation	(114,184)	(115,889)
Land	11,891	12,811
Construction in progress	2,076	2,585

Property, plant and equipment, net	$88,330	$100,122

Aggregate depreciation expenses totaled $7,827 thousand and $8,183 thousand for the six months ended June 30, 2024 and 2023, respectively.
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
4. Intangible Assets
Intangible assets as of June 30, 2024 and December 31, 2023 are comprised of the following (in thousands):

	June 30, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,651	$(7,331)	$1,320

Intangible assets	$8,651	$(7,331)	$1,320

	December 31, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,150	$(7,613)	$1,537

Intangible assets	$9,150	$(7,613)	$1,537

Aggregate amortization expenses for intangible assets totaled $288 thousand and $319 thousand for the six months ended June 30, 2024 and 2023, respectively.

5. Accrued Expenses
Accrued expenses as of June 30, 2024 and December 31, 2023 are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll, benefits and related taxes, excluding severance benefits	$6,060	$5,947
Withholding tax attributable to intercompany interest income	713	1,671
Outside service fees	1,288	1,953
Others	1,138	886

Accrued expenses	$9,199	$10,457

6. Derivative Financial Instruments
The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of June 30, 2024 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
August 09, 2023	$9,000	July 2024 to September 2024
April 05, 2024	$18,000	October 2024 to March 2025
Details of the zero cost collar contracts as of December 31, 2023 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 03, 2023	$18,000	January 2024 to June 2024
August 09, 2023	$27,000	January 2024 to September 2024
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2024	December 31, 2023
Asset Derivatives:
Zero cost collars	Other current assets	$—	$152
Liability Derivatives:
Zero cost collars	Other current liabilities	$662	$1
Offsetting of derivative liabilities as of June 30, 2024 is as follows (in thousands):

As of June 30, 2024	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$662	$—	$662	$—	$(600)	$62

Offsetting of derivative assets and liabilities as of December 31, 2023 is as follows (in thousands):

As of December 31, 2023	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$152	$—	$152	$—	$—	$152
Liability Derivatives:
Zero cost collars	$1	$—	$1	$—	$—	$1
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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2024 and 2023 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023		2024	2023
Zero cost collars	$(807)	$(375)	Net sales	$(527)	$(1,243)	Other income, net	$85	$(20)

	$(807)	$(375)		$(527)	$(1,243)		$85	$(20)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023		2024	2023
Zero cost collars	$(1,412)	$(1,510)	Net sales	$(586)	$(1,846)	Other income, net	$110	$(74)

	$(1,412)	$(1,510)		$(586)	$(1,846)		$110	$(74)

As of June 30, 2024, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $135 thousand.
The Company has set aside a cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

Counterparty	June 30, 2024	December 31, 2023
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand, respectively. As of June 30, 2024, $600 thousand of additional cash collateral was required by SC, and recorded as hedge collateral on the consolidated balance sheet, and no such cash collateral was required as of December 31, 2023.

These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

7. Fair Value Measurements
Fair Value of Financial Instruments
As of June 30, 2024, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement
(in thousands):

	Carrying Value June 30, 2024	Fair Value Measurement June 30, 2024	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$662	$662	—	$662	—
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

8. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2024, 96% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2024		June 30, 2023
Beginning balance	$44,484	$45,932	$48,574	$48,496
Provisions	1,565	2,970	1,761	4,091
Severance payments	(478)	(1,362)	(4,857)	(5,728)
Translation adjustments	(1,373)	(3,342)	(357)	(1,738)

	44,198	44,198	45,121	45,121
Less: Cumulative contributions to severance insurance deposit accounts	(28,412)	(28,412)	(24,816)	(24,816)
The National Pension Fund	(27)	(27)	(30)	(30)
Group severance insurance plan	—	—	(152)	(152)

Accrued severance benefits, net	$15,759	$15,759	$20,123	$20,123

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2024	$302
2025	$319
2026	$534
2027	$379
2028	$3,052
2029	$3,456
2030 – 2034	$16,546
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
As of June 30, 2024, approximately $28,794 thousand aggregate principal amount of the Term Loan was outstanding.
10. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to MSK, one of the Company’s Korean subsidiaries. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2024 and December 31, 2023, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $261,515 thousand and $285,136 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,389.2:1 and
1,289.4
:1 using the first base rate as of June 30, 2024 and December 31, 2023, respectively, as quoted by the KEB Hana Bank.
11. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of $1,602 thousand and $2,626 thousand, respectively, primarily related to one of its operating entities in Korea based on the estimated taxable loss, offset in part by a valuation allowance established for the other operating entity in Korea as a result of its assessment of realizability of the deferred tax assets in the future.
For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $2,977 thousand and $4,204 thousand, respectively, primarily related to its then primary operating entity in Korea based on the estimated taxable loss for the respective period.

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
Revenues for the three months ended June 30, 2023 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		MSS	PAS	Total
Display Solutions	$9,657	$9,657	$—	$9,657
Power Solutions	41,718	2,700	39,018	41,718

	$51,375	$12,357	$39,018	$51,375

Revenues for the six months ended June 30, 2023 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		MSS	PAS	Total
Display Solutions	$20,498	$20,498	$—	$20,498
Power Solutions	82,391	4,666	77,725	82,391

	$102,889	$25,164	$77,725	$102,889

The following sets forth information relating to the operating segment, standard products business, as well as the Transitional Fab 3 Foundry Services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Standard products business
Mixed-Signal Solutions	$11,595	$12,357	$20,601	$25,164
Power Analog Solutions	39,240	39,018	75,775	77,725

Total standard products business	50,835	51,375	96,376	102,889
Transitional Fab 3 foundry services	2,336	9,604	5,862	15,095

Total revenues	$53,171	$60,979	$102,238	$117,984

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross Profit
Standard products business
Mixed-Signal Solutions	$4,007	$4,494	$8,026	$8,362
Power Analog Solutions	7,715	9,014	13,349	19,348

Total standard products business	11,722	13,508	21,375	27,710
Transitional Fab 3 foundry services	(121)	30	(806)	(2,078)

Total gross profit	$11,601	$13,538	$20,569	$25,632

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Korea	$20,033	$14,394	$38,177	$30,890
Asia Pacific (other than Korea)	29,222	35,024	54,887	66,925
United States	308	236	646	1,281
Europe	1,272	1,721	2,666	3,793

Total	$50,835	$51,375	$96,376	$102,889

For the three months ended June 30, 2024 and 2023, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong together represented 73.2% and 67.5%, respectively, and net sales—standard products business in Vietnam represented 9.0% and 11.3%, respectively. For the six months ended June 30, 2024 and 2023, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 73.1% and 62.9%, respectively, and net sales—standard products business in Vietnam represented 7.5% and 14.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 75% and 72% for the three months ended June 30, 2024 and 2023, respectively, and 73% and 70% for the six months ended June 30, 2024 and 2023, respectively.
For the three months ended June 30, 2024, the Company had two customers that represented 21.4% and 12.8% of its net sales—standard products business, respectively. For the six months ended June 30, 2024, the Company had two customers that represented 23.0% and 11.2% of its net sales—standard products business, respectively. For the three months ended June 30, 2023, the Company had two customers that represented 15.1% and 13.5% of its net sales—standard products business, respectively. For the six months ended June 30, 2023, the Company had two customers that represented 15.0% and 14.4% of its net sales—standard products business, respectively.
As of June 30, 2024, one customer of the Company’s standard products business accounted for 41.4% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services). As of December 31, 2023, three customers of the Company’s standard products business accounted for 34.9%, 14.4% and 13.9% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024	December 31, 2023
Foreign currency translation adjustments	$(20,436)	$(15,348)
Derivative adjustments	(135)	691

Total	$(20,571)	$(14,657)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2024 and 2023 are as follows (in thousands):

Three Months Ended June 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,845)	$145	$(18,700)

Other comprehensive loss before reclassifications	(1,591)	(807)	(2,398)
Amounts reclassified from accumulated other comprehensive loss	—	527	527

Net current-period other comprehensive loss	(1,591)	(280)	(1,871)

Ending balance	$(20,436)	$(135)	$(20,571)

Three Months Ended June 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(13,236)	$(1,757)	$(14,993)

Other comprehensive loss before reclassifications	(2,285)	(375)	(2,660)
Amounts reclassified from accumulated other comprehensive loss	—	1,243	1,243

Net current-period other comprehensive loss	(2,285)	868	(1,417)

Ending balance	$(15,521)	$(889)	$(16,410)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

Six Months Ended June 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(5,088)	(1,412)	(6,500)
Amounts reclassified from accumulated other comprehensive loss	—	586	586

Net current-period other comprehensive loss	(5,088)	(826)	(5,914)

Ending balance	$(20,436)	$(135)	$(20,571)

Six Months Ended June 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(4,193)	(1,510)	(5,703)
Amounts reclassified from accumulated other comprehensive loss	—	1,846	1,846

Net current-period other comprehensive loss	(4,193)	336	(3,857)

Ending balance	$(15,521)	$(889)	$(16,410)

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
During the first half of 2024, the Company repurchased 1,097,435 shares of its common stock in the open market for an aggregate purchase price of $6.4 million and a weighted average price per share of $5.86 under the new stock repurchase program.
In July 2024, the Company repurchased 350,465 shares of its common stock in the open market for an aggregate purchase price of $1.7 million and a weighted average price per share of $4.91 under the new stock repurchase program.

15. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands of U.S. dollars, except share data)
Basic loss per share
Net loss	$(12,997)	$(3,947)	$(28,414)	$(25,417)
Basic weighted average common stock outstanding	38,174,920	41,741,310	38,359,851	42,561,514
Basic loss per common share	$(0.34)	$(0.09)	$(0.74)	$(0.60)
Diluted loss per share
Net loss	$(12,997)	$(3,947)	$(28,414)	$(25,417)
Basic weighted average common stock outstanding	38,174,920	41,741,310	38,359,851	42,561,514
Net effect of dilutive equity awards	—	—	—	—

Diluted weighted average common stock outstanding	38,174,920	41,741,310	38,359,851	42,561,514
Diluted loss per share	$(0.34)	$(0.09)	$(0.74)	$(0.60)
Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the three and six months ended June 30, 2024 and 2023, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Options	757,158	903,558	757,158	903,558
Restricted Stock Units	2,476,131	1,538,791	2,476,131	1,538,791

16. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $2,428 thousand and $3,883 thousand as other current assets as of June 30, 2024 and December 31, 2023, respectively.
17. Subsequent Events
Derivative contracts
In July 2024, the Company and SC entered into derivative contracts of zero cost collars for the period from April 2025 to June 2025. The total notional amounts are $9,000 thousand.
In July 2024, the Company and NFIK entered into derivative contracts of zero cost collars for the period from July 2025 to September 2025. The total notional amounts are $9,000 thousand.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,050 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

During the first half of 2024, we repurchased 1,097,435 shares of our common stock in the open market for an aggregate purchase price of $6.4 million and a weighted average price per share of $5.86 under the new stock repurchase program.

In July 2024, the Company repurchased 350,465 shares of its common stock in the open market for an aggregate purchase price of $1.7 million and a weighted average price per share of $4.91 under the new stock repurchase program.

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Dollars in millions)
Net loss	$(13.0)	$(28.4)	$(3.9)	$(25.4)
Interest income	(2.2)	(4.4)	(2.7)	(5.5)
Interest expense	0.6	0.8	0.2	0.5
Income tax benefit	(1.6)	(2.6)	(3.0)	(4.2)
Depreciation and amortization	4.0	8.1	4.1	8.5

EBITDA	$(12.3)	$(26.6)	$(5.3)	$(26.2)
Adjustments:
Equity-based compensation expense(a)	1.2	2.1	2.1	3.2
Foreign currency loss (gain), net(b)	3.6	8.6	(1.2)	2.2
Derivative valuation loss (gain), net(c)	(0.1)	(0.1)	0.0	0.1
Early termination and other charges(d)	—	—	0.8	9.3

Adjusted EBITDA	$(7.6)	$(16.0)	$(3.6)	$(11.5)

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

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Dollars in millions)
Operating loss	$(12.8)	$(26.3)	$(10.7)	$(32.5)
Adjustments:
Equity-based compensation expense(a)	1.2	2.1	2.1	3.2
Early termination and other charges(b)	—	—	0.8	9.3

Adjusted Operating Loss	$(11.6)	$(24.2)	$(7.8)	$(20.0)

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

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss (including on a per share basis) for the periods indicated:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Dollars in millions, except per share data)
Net loss	$(13.0)	$(28.4)	$(3.9)	$(25.4)
Adjustments:
Equity-based compensation expense(a)	1.2	2.1	2.1	3.2
Foreign currency loss (gain), net(b)	3.6	8.6	(1.2)	2.2
Derivative valuation loss (gain), net(c)	(0.1)	(0.1)	0.0	0.1
Early termination and other charges(d)	—	—	0.8	9.3
Income tax effect on non-GAAP adjustments(e)	0.2	(1.2)	(0.2)	(2.2)

Adjusted Net Loss	$(8.1)	$(19.0)	$(2.5)	$(12.8)

Reported loss per share – basic	$(0.34)	$(0.74)	$(0.09)	$(0.60)
Reported loss per share – diluted	$(0.34)	$(0.74)	$(0.09)	$(0.60)
Weighted average number of shares – basic	38,174,920	38,359,851	41,741,310	42,561,514
Weighted average number of shares – diluted	38,174,920	38,359,851	41,741,310	42,561,514
Adjusted loss per share – basic	$(0.21)	$(0.50)	$(0.06)	$(0.30)
Adjusted loss per share – diluted	$(0.21)	$(0.50)	$(0.06)	$(0.30)
Weighted average number of shares – basic	38,174,920	38,359,851	41,741,310	42,561,514
Weighted average number of shares – diluted	38,174,920	38,359,851	41,741,310	42,561,514

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

(e)

For the six months ended June 30, 2024 and 2023, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense (benefit) of each jurisdiction with or without the non-GAAP adjustments. For six months ended June 30, 2024, income tax effect on non-GAAP adjustments related to our Korean subsidiaries and the U.S. parent entity were negative $1.7 million and positive $0.5 million, respectively. For the six months ended June 30, 2023, this adjustment eliminates the income tax effect on non-GAAP adjustments of negative $2.2 million, which mainly related to our then primary operating entity in Korea.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2024 and 2023, we sold products to 145 and 138 customers, respectively, and our net sales to our ten largest customers represented 73% and 70% of our net sales—standard products business, respectively.

We are currently in the process of winding down the Transitional Fab 3 Foundry Services, which represented 4.4% and 5.7% of our total revenues for the three and six months ended June 30, 2024, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2024, 96% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of June 30, 2024, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $261.5 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2024 and 2023

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

The following table sets forth consolidated results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$50.8	95.6%	$51.4	84.3%	$(0.5)
Net sales – transitional Fab 3 foundry services	2.3	4.4	9.6	15.7	(7.3)

Total revenues	53.2	100.0	61.0	100.0	(7.8)
Cost of sales
Cost of sales – standard products business	39.1	73.6	37.9	62.1	1.2
Cost of sales – transitional Fab 3 foundry services	2.5	4.6	9.6	15.7	(7.1)

Total cost of sales	41.6	78.2	47.4	77.8	(5.9)

Gross profit	11.6	21.8	13.5	22.2	(1.9)
Selling, general and administrative expenses	11.7	22.1	12.1	19.9	(0.4)
Research and development expenses	12.7	23.9	11.3	18.5	1.4
Other charges	—	—	0.8	1.3	(0.8)

Operating loss	(12.8)	(24.1)	(10.7)	(17.5)	(2.2)
Interest income	2.2	4.2	2.7	4.4	(0.5)
Interest expense	(0.6)	(1.0)	(0.2)	(0.3)	(0.4)
Foreign currency gain (loss), net	(3.6)	(6.7)	1.2	2.0	(4.8)
Others, net	0.1	0.2	0.0	0.0	0.1

	(1.8)	(3.3)	3.7	6.1	(5.5)

Loss before income tax benefit	(14.6)	(27.5)	(6.9)	(11.4)	(7.7)
Income tax benefit	(1.6)	(3.0)	(3.0)	(4.9)	1.4

Net loss	$(13.0)	(24.4)	$(3.9)	(6.5)	$(9.1)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Mixed-Signal Solutions	$11.6	21.8%	$12.4	20.3%	$(0.8)
Power Analog Solutions	39.2	73.8	39.0	64.0	0.2

Total standard products business	50.8	95.6	51.4	84.3	(0.5)
Net sales – transitional Fab 3 foundry services	2.3	4.4	9.6	15.7	(7.3)

Total cost of sales	$53.2	100.0%	$61.0	100.0%	$(7.8)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business
Mixed-Signal Solutions	$4.0	34.6%	$4.5	36.4%	$(0.5)
Power Analog Solutions	7.7	19.7	9.0	23.1	(1.3)

Total standard products business	$11.7	23.1%	$13.5	26.3%	$(1.8)
Gross profit – transitional Fab 3 foundry services	(0.1)	(5.2)	0.0	0.3	(0.2)

Total gross profit	$11.6	21.8%	$13.5	22.2%	$(1.9)

Revenues

Total revenues were $53.2 million for the three months ended June 30, 2024, a $7.8 million, or 12.8%, decrease compared to $61.0 million for the three months ended June 30, 2023.

The standard products business. Net sales from our standard products business were $50.8 million for the three months ended June 30, 2024, a $0.5 million, or 1.1%, decrease compared to $51.4 million for the three months ended June 30, 2023.

Net sales from our Mixed-Signal Solutions business line decreased from $12.4 million for the three months ended June 30, 2023 to $11.6 million for the three months ended June 30, 2024. The decrease in net sales from our Mixed-Signal Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products, and weak demand for our auto-LCD display driver ICs also had an unfavorable impact on net sales. This decrease was offset in part by a higher demand for our Power IC products, primarily for televisions and OLED IT devices.

Net sales from our Power Analog Solutions business line increased slightly to $39.2 million for the three months ended June 30, 2024 compared to $39.0 million for the three months ended June 30, 2023. The increase in net sales from our Power Analog Solutions business line was attributable to a higher demand for premium power products such as high-end MOSFETs in the consumer application, especially home appliance. This increase was offset in part by a lower demand for power products such as MOSFETs in the industrial application, especially e-bikes.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $2.3 million and $9.6 million for the three months ended June 30, 2024 and 2023, respectively.

Gross Profit

Total gross profit was $11.6 million for the three months ended June 30, 2024 compared to $13.5 million for the three months ended June 30, 2023, a $1.9 million, or 14.3%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2024 decreased to 21.8% compared to 22.2% for the three months ended June 30, 2023. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $11.7 million for the three months ended June 30, 2024, which represented a $1.8 million, or 13.2%, decrease from gross profit of $13.5 million for the three months ended June 30, 2023. Gross profit as a percentage of net sales for the three months ended June 30, 2024 decreased to 23.1% compared to 26.3% for the three months ended June 30, 2023.

Gross profit from our Mixed-Signal Solutions business line was $4.0 million for the three months ended June 30, 2024, which represented a $0.5 million, or 10.8%, decrease from gross profit of $4.5 million for the three months ended June 30, 2023. Gross profit as a percentage of net sales for the three months ended June 30, 2024 decreased to 34.6% compared to 36.4% for the three months ended June 30, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix.

Gross profit from our Power Analog Solutions business line was $7.7 million for the three months ended June 30, 2024, which represented a $1.3 million, or 14.4%, decrease from gross profit of $9.0 million for the three months ended June 30, 2023. Gross profit as a percentage of net sales for the three months ended June 30, 2024 decreased to 19.7% compared to 23.1% for the three months ended June 30, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to a lower utilization rate of our internal fabrication facility in Gumi from the wind-down of transitional foundry services and an unfavorable product mix.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$20.0	39.4%	$14.4	28.0%	$5.6
Asia Pacific (other than Korea)	29.2	57.5	35.0	68.2	(5.8)
United States	0.3	0.6	0.2	0.5	0.1
Europe	1.3	2.5	1.7	3.3	(0.4)

	$50.8	100.0%	$51.4	100.0%	$(0.5)

Net sales – standard products business in Korea increased from $14.4 million for the three months ended June 30, 2023 to $20.0 million for the three months ended June 30, 2024, or by $5.6 million, or 39.2%, primarily due to a higher demand for power products such as MOSFETs, including high-end MOSFETs, primarily for smartphone and home appliance. A higher demand for our Power IC products, primarily for televisions and OLED IT devices, also had a favorable impact on net sales.

Net sales – standard products business in Asia Pacific (other than Korea) decreased from $35.0 million in the three months ended June 30, 2023 to $29.2 million for the three months ended June 30, 2024, or by $5.8 million, or 16.6%, primarily due to weak demand for our auto-LCD display driver ICs and mobile OLED display driver ICs. A lower demand for power products such as MOSFETs in the industrial application, especially e-bikes, also had an unfavorable impact on net sales.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.7 million, or 22.1% of total revenues, for the three months ended June 30, 2024, compared to $12.1 million, or 19.9% of total revenues, for the three months ended June 30, 2023. The decrease of $0.4 million, or 3.3%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals, which was offset in part by an increase in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $12.7 million, or 23.9% of total revenues, for the three months ended June 30, 2024, compared to $11.3 million, or 18.5% of total revenues, for the three months ended June 30, 2023. The increase of $1.4 million, or 12.8%, was primarily attributable to an increase in material costs for our 28-nanometer OLED display driver ICs based on the timing of development activities.

Other Charges. For the three months ended June 30, 2023, we recorded $0.8 million of one-time employee incentives.

Operating Loss

As a result of the foregoing, operating loss of $12.8 million was recorded for the three months ended June 30, 2024 compared to operating loss of $10.7 million for the three months ended June 30, 2023. As discussed above, the increase in operating loss of $2.2 million resulted primarily from a $1.9 million decrease in gross profit and a $1.4 million increase in research and development expenses, which was offset in part by a $0.8 million decrease in other charges and a $0.4 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $2.2 million and $2.7 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Interest Expense. Interest expense was $0.6 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended June 30, 2024 was $3.6 million compared to net foreign currency gain of $1.2 million for the three months ended June 30, 2023.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2024 and June 30, 2023, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $261.5 million and $293.1 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit

Income tax benefit was $1.6 million for the three months ended June 30, 2024, which was primarily attributable to the estimated taxable loss in one of our operating entities in Korea, offset in part by a valuation allowance established for the other operating entity in Korea as a result of its assessment of realizability of the deferred tax assets in the future.

Income tax benefit was $3.0 million for the three months ended June 30, 2023, which was primarily attributable to the estimated taxable loss in our then primary operating entity in Korea for the respective period.

Net Loss

As a result of the foregoing, a net loss of $13.0 million was recorded for the three months ended June 30, 2024 compared to a net loss of $3.9 million for the three months ended June 30, 2023. As discussed above, the $9.1 million increase in net loss was primarily attributable to a $4.8 million increase in net foreign currency loss, a $2.2 million increase in operating loss and a $1.4 million decrease in income tax benefit.

Results of Operations – Comparison of Six Months Ended June 30, 2024 and 2023

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

The following table sets forth consolidated results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$96.4	94.3%	$102.9	87.2%	$(6.5)
Net sales – transitional Fab 3 foundry services	5.9	5.7	15.1	12.8	(9.2)

Total revenues	102.2	100.0	118.0	100.0	(15.7)
Cost of sales
Cost of sales – standard products business	75.0	73.4	75.2	63.7	(0.2)
Cost of sales – transitional Fab 3 foundry services	6.7	6.5	17.2	14.6	(10.5)

Total cost of sales	81.7	79.9	92.4	78.3	(10.7)

Gross profit	20.6	20.1	25.6	21.7	(5.1)
Selling, general and administrative expenses	23.0	22.5	24.3	20.6	(1.3)
Research and development expenses	23.9	23.3	24.6	20.8	(0.7)
Early termination and other charges	—	—	9.3	7.8	(9.3)

Operating loss	(26.3)	(25.7)	(32.5)	(27.5)	6.2
Interest income	4.4	4.3	5.5	4.7	(1.1)
Interest expense	(0.8)	(0.8)	(0.5)	(0.4)	(0.3)
Foreign currency loss, net	(8.6)	(8.4)	(2.2)	(1.9)	(6.4)
Others, net	0.2	0.1	(0.0)	(0.0)	0.2

	(4.8)	(4.7)	2.9	2.4	(7.6)

Loss before income tax benefit	(31.0)	(30.4)	(29.6)	(25.1)	(1.4)
Income tax benefit	(2.6)	(2.6)	(4.2)	(3.6)	1.6

Net loss	$(28.4)	(27.8)	$(25.4)	(21.5)	$(3.0)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Mixed-Signal Solutions	$20.6	20.2%	$25.2	21.3%	$(4.6)
Power Analog Solutions	75.8	74.1	77.7	65.9	(2.0)

Total standard products business	96.4	94.3	102.9	87.2	(6.5)
Net sales – transitional Fab 3 foundry services	5.9	5.7	15.1	12.8	(9.2)

Total cost of sales	$102.2	100.0%	$118.0	100.0%	$(15.7)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business
Mixed-Signal Solutions	$8.0	39.0%	$8.4	33.2%	$(0.3)
Power Analog Solutions	13.3	17.6	19.3	24.9	(6.0)

Total standard products business	$21.4	22.2%	$27.7	26.9%	$(6.3)
Gross profit – transitional Fab 3 foundry services	(0.8)	(13.7)	(2.1)	(13.8)	1.3

Total gross profit	$20.6	20.1%	$25.6	21.7%	$(5.1)

Revenues

Total revenues were $102.2 million for the six months ended June 30, 2024, a $15.7 million, or 13.3%, decrease compared to $118.0 million for the six months ended June 30, 2023.

The standard products business. Net sales from our standard products business were $96.4 million for the six months ended June 30, 2024, a $6.5 million, or 6.3%, decrease compared to $102.9 million for the six months ended June 30, 2023.

Net sales from our Mixed-Signal Solutions business line decreased from $25.2 million for the six months ended June 30, 2023 to $20.6 million for the six months ended June 30, 2024. The decrease in net sales from our Mixed-Signal Solutions business line was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products, and weak demand for our auto-LCD display driver ICs also had an unfavorable impact on net sales. This decrease was offset in part by a higher demand for our Power IC products, primarily for televisions and OLED IT devices, and a higher demand for automotive OLED display driver ICs.

Net sales from our Power Analog Solutions business line decreased from $77.7 million for the six months ended June 30, 2023 to $75.8 million for the six months ended June 30, 2024. The decrease in net sales from our Power Analog Solutions business line was attributable to lower demand for premium power products such as high-end MOSFETs and IGBTs in the industrial application, especially solar inverter and LED lighting. This decrease was offset in part by a higher demand for power products such as MOSFETs in the communication application.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $5.9 million and $15.1 million for the six months ended June 30, 2024 and 2023, respectively.

Gross Profit

Total gross profit was $20.6 million for the six months ended June 30, 2024 compared to $25.6 million for the six months ended June 30, 2023, a $5.1 million, or 19.8%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2024 decreased to 20.1% compared to 21.7% for the six months ended June 30, 2023. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.

The standard products business. Gross profit from our standard products business was $21.4 million for the six months ended June 30, 2024, which represented a $6.3 million, or 22.9%, decrease from gross profit of $27.7 million for the six months ended June 30, 2023. Gross profit as a percentage of net sales for the six months ended June 30, 2024 decreased to 22.2% compared to 26.9% for the six months ended June 30, 2023.

Gross profit from our Mixed-Signal Solutions business line was $8.0 million for the six months ended June 30, 2024, which represented a $0.3 million, or 4.0%, decrease from gross profit of $8.4 million for the six months ended June 30, 2023. Gross profit as a percentage of net sales for the six months ended June 30, 2024 increased to 39.0% compared to 33.2% for the six months ended June 30, 2023. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to a reversal of certain inventory write-down as such reserved inventory was subsequently sold to a certain other customer.

Gross profit from our Power Analog Solutions business line was $13.3 million for the six months ended June 30, 2024, which represented a $6.0 million, or 31.0%, decrease from gross profit of $19.3 million for the six months ended June 30, 2023. Gross profit as a percentage of net sales for the six months ended June 30, 2024 decreased to 17.6% compared to 24.9% for the six months ended June 30, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to a lower utilization rate of our internal fabrication facility in Gumi from the wind-down of transitional foundry services and an unfavorable product mix.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$38.2	39.6%	$30.9	30.0%	$7.3
Asia Pacific (other than Korea)	54.9	57.0	66.9	65.0	(12.0)
United States	0.6	0.7	1.3	1.2	(0.6)
Europe	2.7	2.8	3.8	3.7	(1.1)

	$96.4	100.0%	$102.9	100.0%	$(6.5)

Net sales – standard products business in Korea increased from $30.9 million for the six months ended June 30, 2023 to $38.2 million for the six months ended June 30, 2024, or by $7.3 million, or 23.6%, primarily due to a higher demand for power products such as MOSFETs, primarily for smartphone applications, which was offset in part by a lower demand for our mobile OLED display driver ICs. A higher demand for our Power IC products, primarily for televisions and OLED IT devices, also had a favorable impact on net sales.

Net sales – standard products business in Asia Pacific (other than Korea) decreased from $66.9 million in the six months ended June 30, 2023 to $54.9 million for the six months ended June 30, 2024, or by $12.0 million, or 18.0%, primarily due to a decrease in revenue from our mobile OLED display driver ICs and auto-LCD display driver ICs. The decreased demand for our power products such as MOSFETs, mainly for e-bikes, and IGBTs, primarily for solar inverters, also had an unfavorable impact on net sales.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.0 million, or 22.5% of total revenues, for the six months ended June 30, 2024, compared to $24.3 million, or 20.6% of total revenues, for the six months ended June 30, 2023. The decrease of $1.3 million, or 5.4%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals, which was offset in part by an increase in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $23.9 million, or 23.3% of total revenues, for the six months ended June 30, 2024, compared to $24.6 million, or 20.8% of total revenues, for the six months ended June 30, 2023. The decrease of $0.7 million, or 2.8%, was primarily attributable to a decrease in various overhead expenses.

Early Termination and Other Charges. For the six months ended June 30, 2023, we recorded $8.4 million of termination related charges in connection with the Program that we offered to certain employees during the first quarter of 2023. During the same period, we also recorded $0.8 million of one-time employee incentives.

Operating Loss

As a result of the foregoing, operating loss of $26.3 million was recorded for the six months ended June 30, 2024 compared to operating loss of $32.5 million for the six months ended June 30, 2023. As discussed above, the decrease in operating loss of $6.2 million resulted primarily from a $9.3 million decrease in early termination and other charges, a $1.3 million decrease in selling, general and administrative expenses and a $0.7 million decrease in research and development expenses, which was offset in part by a $5.1 million decrease in gross profit.

Other Income (Expense)

Interest Income. Interest income was $4.4 million and $5.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Interest Expense. Interest expense was $0.8 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the six months ended June 30, 2024 was $8.6 million compared to net foreign currency loss of $2.2 million for the six months ended June 30, 2023. The net foreign currency loss for the six months ended June 30, 2024 and June 30, 2023 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2024 and June 30, 2023, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $261.5 million and $293.1 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit

Income tax benefit was $2.6 million for the six months ended June 30, 2024, which was primarily attributable to the estimated taxable loss in one of our operating entities in Korea, offset in part by a valuation allowance established for the other operating entity in Korea as a result of its assessment of realizability of the deferred tax assets in the future.

Income tax benefit was $4.2 million for the six months ended June 30, 2023, which was primarily attributable to the estimated taxable loss in our then primary operating entity in Korea for the respective period.

Net Loss

As a result of the foregoing, a net loss of $28.4 million was recorded for the six months ended June 30, 2024 compared to a net loss of $25.4 million for the six months ended June 30, 2023. As discussed above, the $3.0 million increase in net loss was primarily attributable to a $6.4 million increase in net foreign currency loss, a $1.6 million decrease in income tax benefit and a $1.1 million decrease in interest income, which was offset in part by a $6.2 million decrease in operating loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2024, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd., entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of June 30, 2024, the outstanding obligation of this arrangement is approximately $17.1 million for remaining service term through 2028.

On March 26, 2024, our Korean subsidiary, Magnachip Semiconductor, Ltd., executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $28.8 million based on the KRW/USD exchange rate of 1,389.2:1 as of June 30, 2024 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

As of June 30, 2024, cash and cash equivalents held by our Korean subsidiaries were $117.6 million, which represents 89% of our total cash and cash equivalents on a consolidated basis. We also have invested $30.0 million in short-term financial instruments, which has a maturity date in November 2024. We currently believe that we will have sufficient cash reserves from cash on hand and from a short-term investment to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of June 30, 2024 was $203.7 million compared to $198.5 million as of December 31, 2023. The increase in working capital balance was mainly attributable to a $4.4 million increase in cash and cash equivalents and short-term financial instruments, resulted mainly from $29.7 million of Term Loan with KDB, which was funded in full to MSK on March 26, 2024. This increase in cash and cash equivalents along with an increase in short-term financial instruments was offset in part by a $6.4 million of continued execution of stock repurchase program.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $5.1 million for the six months ended June 30, 2024, compared to $1.9 million of cash outflow used in operating activities for the six months ended June 30, 2023. The net operating cash outflow for the six months ended June 30, 2024 reflects our net loss of $28.4 million, as adjusted favorably by $32.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency loss and stock-based compensation, and net unfavorable impact of $9.3 million from changes of operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $33.1 million for the six months ended June 30, 2024, compared to $6.4 million of cash outflow used in investing activities for the six months ended June 30, 2023. The $26.7 million increase in cash outflow was primarily attributable to a $30.0 million increase in short-term financial instruments, which was offset in part by a $4.7 million net decrease in guarantee deposits.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $22.9 million for the six months ended June 30, 2024, compared to $37.1 million of cash outflow used in financing activities for the six months ended June 30, 2023. The financing cash inflow for the six months ended June 30, 2024 was primarily attributable to the $30.1 million of proceeds received from the new Term Loan with KDB, which was offset in part by a payment of $6.3 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the six months ended June 30, 2023 was primarily attributable to a payment of $36.4 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the six months ended June 30, 2024, capital expenditures for property, plant and equipment were $1.6 million, which remained almost flat, compared to $1.5 million for the six months ended June 30, 2023. The capital expenditures for the six months ended June 30, 2024 also included expenditures related to setting up our newly established operating entity in China.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2024 for our Korean subsidiaries, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.2 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of June 30, 2024, $28.8 million aggregate principal amount of our Term Loan was outstanding. The Term Loan bears interest at a variable rate equal to the 3-month CD rate quoted by KDB, plus 1.21%, which rate is adjusted quarterly until the Term Loan mature on March 26, 2027. We have interest rate exposure with respect to the $28.8 million of our variable interest rate debt outstanding under our Term Loan as of June 30, 2024. A 50 basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $0.1 million.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q filed on May 10, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
April 2024	—	—	—	$32,323
May 2024	56,652	$4.97	56,652	$32,041
June 2024	414,504	$4.92	414,504	$30,003

Total	471,156	$4.92	471,156	$30,003

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 8, 2024	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)