Form 10-Q
period 2024-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2024-11-07
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30
,
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
of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2024, the registrant had 37,202,783 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		2
Item 1.	Interim Consolidated Financial Statements (Unaudited)	2
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	2
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
PART II OTHER INFORMATION		51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES		55

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARI
ES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30 , 2024	December 31, 2023
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$121,095	$158,092
Short-term financial instruments	30,000	—
Accounts receivable, net	28,693	32,641
Inventories, net	36,127	32,733
Other receivables	5,301	4,295
Prepaid expenses	11,614	7,390
Hedge collateral (Note 7)	1,000	1,000
Other current assets (Note 17)	8,208	9,283

Total current assets	242,038	245,434
Property, plant and equipment, net	92,383	100,122
Operating lease right-of-use assets	3,810	4,639
Intangible assets, net	1,353	1,537
Long-term prepaid expenses	615	5,736
Deferred income taxes	46,643	50,836
Other non-current assets	24,513	12,187

Total assets	$411,355	$420,491

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,644	$24,443
Other accounts payable	11,768	5,292
Accrued expenses	9,133	10,457
Accrued income taxes	32	1,496
Operating lease liabilities	1,754	1,914
Other current liabilities	3,005	3,286

Total current liabilities	50,336	46,888
Long-term borrowing	30,312	—
Accrued severance benefits, net	17,347	16,020
Non-current operating lease liabilities	2,191	2,897
Other non-current liabilities	11,596	10,088

Total liabilities	111,782	75,893

Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,032,206 shares issued and 37,292,044 outstanding at September 30, 2024 and 56,971,394 shares issued and 38,852,742 outstanding at December 31, 2023	569	569
Additional paid-in capital	277,306	273,256
Retained earnings	260,853	298,884
Treasury stock, 19,740,162 shares at September 30, 2024 and 18,118,652 shares at December 31, 2023, respectively	(222,503)	(213,454)
Accumulated other comprehensive loss	(16,652)	(14,657)

Total stockholders’ equity	299,573	344,598

Total liabilities and stockholders’ equity	$411,355	$420,491

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$64,020	$51,619	$160,396	$154,508
Net sales – transitional Fab 3 foundry services	2,440	9,626	8,302	24,721

Total revenues	66,460	61,245	168,698	179,229
Cost of sales:
Cost of sales – standard products business	48,400	36,829	123,401	112,008
Cost of sales – transitional Fab 3 foundry services	2,599	9,935	9,267	27,108

Total cost of sales	50,999	46,764	132,668	139,116

Gross profit	15,461	14,481	36,030	40,113
Operating expenses:
Selling, general and administrative expenses	12,091	12,089	35,089	36,391
Research and development expenses	14,373	11,627	38,227	36,180
Early termination and other charges	—	—	—	9,251

Total operating expenses	26,464	23,716	73,316	81,822

Operating loss	(11,003)	(9,235)	(37,286)	(41,709)
Interest income	2,051	2,382	6,492	7,916
Interest expense	(574)	(189)	(1,366)	(645)
Foreign currency gain (loss), net	5,066	(2,583)	(3,492)	(4,776)
Other income (loss), net	(31)	87	121	55

Loss before income tax expense (benefit)	(4,491)	(9,538)	(35,531)	(39,159)
Income tax expense (benefit)	5,126	(4,373)	2,500	(8,577)

Net loss	$(9,617)	$(5,165)	$(38,031)	$(30,582)

Basic loss per common share—	$(0.26)	$(0.13)	$(1.00)	$(0.73)
Diluted loss per common share—	$(0.26)	$(0.13)	$(1.00)	$(0.73)
Weighted average number of shares—
Basic	37,468,849	40,145,290	38,060,682	41,747,255
Diluted	37,468,849	40,145,290	38,060,682	41,747,255
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands of U.S. dollars)
Net loss	$(9,617)	$(5,165)	$(38,031)	$(30,582)

Other comprehensive income (loss)
Foreign currency translation adjustments	2,866	(1,847)	(2,222)	(6,040)
Derivative adjustments
Fair valuation of derivatives	935	(1,013)	(477)	(2,523)
Reclassification adjustment for loss on derivatives included in net loss	118	698	704	2,544

Total other comprehensive income (loss)	3,919	(2,162)	(1,995)	(6,019)

Total comprehensive loss	$(5,698)	$(7,327)	$(40,026)	$(36,601)

The accompanying notes are an integral part of these
consolidated
financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended September 30, 2024:
Balance at June 30, 2024	37,799,482	$569	$275,329	$270,470	$(219,949)	$(20,571)	$305,848
Stock-based compensation	—	—	1,977	—	—	—	1,977
Settlement of restricted stock units	16,637	0	(0)	—	—	—	—
Acquisition of treasury stock	(524,075)	—	—	—	(2,554)	—	(2,554)
Other comprehensive income, net	—	—	—	—	—	3,919	3,919
Net loss	—	—	—	(9,617)	—	—	(9,617)

Balance at September 30, 2024	37,292,044	$569	$277,306	$260,853	$(222,503)	$(16,652)	$299,573

Three Months Ended September 30, 2023:
Balance at June 30, 2023	40,133,898	$564	$269,297	$310,089	$(199,248)	$(16,410)	$364,292
Stock-based compensation	—	—	2,171	—	—	—	2,171
Settlement of restricted stock units	205,595	2	(49)	—	—	—	(47)
Acquisition of treasury stock	(671,498)	—	—	—	(5,397)	—	(5,397)
Other comprehensive loss, net	—	—	—	—	—	(2,162)	(2,162)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at September 30, 2023	39,667,995	$566	$271,419	$304,924	$(204,645)	$(18,572)	$353,692

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Nine Months Ended September 30, 2024:
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	4,093	—	—	—	4,093
Settlement of restricted stock units	60,812	0	(43)	—	—	—	(43)
Acquisition of treasury stock	(1,621,510)	—	—	—	(9,049)	—	(9,049)
Other comprehensive loss, net	—	—	—	—	—	(1,995)	(1,995)
Net loss	—	—	—	(38,031)	—	—	(38,031)

Balance at September 30, 2024	37,292,044	$569	$277,306	$260,853	$(222,503)	$(16,652)	$299,573

Nine Months Ended September 30, 2023:
Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153
Stock-based compensation	—	—	5,383	—	—	—	5,383
Exercise of stock options	4,000	0	27	—	—	—	27
Settlement of restricted stock units	218,928	2	(49)	—	—	—	(47)
Acquisition of treasury stock	(4,379,508)	—	—	—	(43,223)	—	(43,223)
Other comprehensive loss, net	—	—	—	—	—	(6,019)	(6,019)
Net loss	—	—	—	(30,582)	—	—	(30,582)

Balance at September 30, 2023	39,667,995	$566	$271,419	$304,924	$(204,645)	$(18,572)	$353,692

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(38,031)	$(30,582)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,171	12,583
Provision for severance benefits	4,552	5,358
Loss on foreign currency, net	6,140	14,532
Provision for inventory reserves	(1,615)	3,035
Stock-based compensation	4,093	5,383
Deferred income taxes	3,111	88
Others, net	552	592
Changes in operating assets and liabilities
Accounts receivable, net	3,560	(6,409)
Inventories	(2,365)	3,635
Other receivables	(1,030)	4,993
Prepaid expenses	5,645	5,653
Other current assets	1,155	(7,944)
Accounts payable	619	6,066
Other accounts payable	(10,197)	(6,738)
Accrued expenses	(1,339)	619
Accrued income taxes	(1,459)	(3,014)
Other current liabilities	(240)	(741)
Other non-current liabilities	(345)	(279)
Payment of severance benefits	(1,889)	(6,183)
Others, net	(1,077)	(841)

Net cash used in operating activities	(17,989)	(194)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	627	3,335
Payment of hedge collateral	(612)	(3,154)
Purchase of property, plant and equipment	(4,175)	(2,280)
Payment for intellectual property registration	(263)	(230)
Collection of guarantee deposits	1,153	4,984
Payment of guarantee deposits	(2,090)	(7,276)
Increase in short-term financial instruments	(30,000)	—
Others, net	(37)	—

Net cash used in investing activities	(35,397)	(4,621)
Cash flows from financing activities
Proceeds from long-term borrowing	30,059	—
Proceeds from exercise of stock options	—	27
Acquisition of treasury stock	(9,507)	(43,087)
Repayment of financing related to water treatment facility arrangement	(357)	(371)
Repayment of principal portion of finance lease liabilities	(104)	(69)

Net cash provided by (used in) financing activities	20,091	(43,500)
Effect of exchange rates on cash and cash equivalents	(3,702)	(10,518)

Net decrease in cash and cash equivalents	(36,997)	(58,833)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	158,092	225,477

Cash and cash equivalents at end of period	$121,095	$166,644

Supplemental cash flow information
Cash paid for income taxes	$788	$4,000
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$2,324	$1,029
Non-cash financing activities
Unsettled common stock repurchases	$—	$494
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
(the “Transitional Fab 3 Foundry Services”). The contractual obligation to provide the Transitional Fab 3 Foundry Services ended on August 31, 2023, and the Company is winding down these foundry services and have begun to convert portions of the idle capacity to PAS standard products during the second half of 2024. Because these foundry services during the wind-down period are still being provided to SK keyfoundry by the Company using Fab 3 based on mutually agreed terms and conditions, the Company will continue to report its revenue from these foundry services and related cost of sales within the Transitional Fab 3 Foundry Services line in its consolidated statement of operations until such wind-down is completed.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The December 31, 2023 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023.

There have been no material changes to the
Company’s
significant accounting policies as of and for the nine months ended September 30, 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
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

2. Inventories
Inventories as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$8,444	$8,432
Semi-finished goods and work-in-process	31,562	29,339
Raw materials	4,404	5,543
Materials in-transit	74	18
Less: inventory reserve	(8,357)	(10,599)

Inventories, net	$36,127	$32,733

Changes in inventory reserve for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2024		September 30, 2023
Beginning balance	$(8,541)	$(10,599)	$(14,745)	$(14,677)
Change in reserve
Inventory reserve charged to costs of sales	(1,273)	(4,234)	(2,759)	(7,366)
Sale of previously reserved inventory	1,835	5,962	845	4,368

	562	1,728	(1,914)	(2,998)
Write off	63	390	187	669
Translation adjustments	(441)	124	393	927

Ending balance	$(8,357)	$(8,357)	$(16,079)	$(16,079)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

3. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2024 and December 31, 2023 are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Buildings and related structures	$24,314	$24,532
Machinery and equipment	138,105	139,710
Finance lease right-of-use assets	597	902
Others	38,287	35,471

	201,303	200,615
Less: accumulated depreciation	(124,247)	(115,889)
Land	12,518	12,811
Construction in progress	2,809	2,585

Property, plant and equipment, net	$92,383	$100,122

Aggregate depreciation expenses totaled $11,762 thousand and $12,111 thousand for the nine months ended September 30, 2024 and 2023, respectively.
On March 26, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company (“MSK”) and indirect wholly owned subsidiary of the Company, executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). In connection with the Loan Agreement, on March 26, 2024, MSK entered into a
Kun-Pledge
(Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea in favor of KDB. See “Note 10. Long-Term Borrowing” to these consolidated financial statements below for more information regarding the Loan Agreement.
4. Intangible Assets
Intangible assets as of September 30, 2024 and December 31, 2023 are comprised of the following (in thousands):

	September 30, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,114	$(7,761)	$1,353

Intangible assets	$9,114	$(7,761)	$1,353

	December 31, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,150	$(7,613)	$1,537

Intangible assets	$9,150	$(7,613)	$1,537

Aggregate amortization expenses for intangible assets totaled $409 thousand and $472 thousand for the nine months ended September 30, 2024 and 2023, respectively.

5. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease	Operating lease right-of-use assets	$3,810	$4,639
Finance lease	Property, plant and equipment, net	395	511

Total lease assets		$4,205	$5,150

Liabilities
Current
Operating	Operating lease liabilities	$1,754	$1,914
Finance	Other current liabilities	150	146
Non-current
Operating	Non-current operating lease liabilities	2,191	2,897
Finance	Other non-current liabilities	308	432

Total lease liabilities		$4,403	$5,389

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	2.7 years	2.8 years
Finance leases	3.0 years	3.7 years
Weighted average discount rate
Operating leases	7.1%	6.6%
Finance leases	7.4%	7.4%
The components of lease cost included in the Company’s consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$515	$492	$1,550	$1,548
Finance lease cost
Amortization of right-of-use assets	33	36	102	106
Interest on lease liabilities	8	8	27	23

Total lease cost	$556	$536	$1,679	$1,677

The above table does not include an immaterial cost of short-term leases for the three and nine months ended September 30, 2024 and 2023.

Other lease information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$526	$504	$1,584	$1,583
Operating cash flows from finance leases	8	8	27	23
Financing cash flows from finance leases	35	23	104	69
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $733 thousand and $1,535 thousand for the nine months ended September 30, 2024 and 2023, respectively.
The aggregate future lease payments for operating and finance leases as of September 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$574	$45
2025	1,698	178
2026	1,161	164
2027	772	125
2028	111	—
2029	28	—

Total future lease payments	4,344	512
Less: Imputed interest	(399)	(54)

Present value of future payments	$3,945	$458

6. Accrued Expenses
Accrued expenses as of September 30, 2024 and December 31, 2023 are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll, benefits and related taxes, excluding severance benefits	$5,881	$5,947
Withholding tax attributable to intercompany interest income	1,068	1,671
Outside service fees	1,129	1,953
Others	1,055	886

Accrued expenses	$9,133	$10,457

7. Derivative Financial Instruments
The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of September 30, 2024 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 05, 2024	$18,000	October 2024 to March 2025
July 09, 2024	$18,000	April 2025 to September 2025
Details of the zero cost collar contracts as of December 31, 2023 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 03, 2023	$18,000	January 2024 to June 2024
August 09, 2023	$27,000	January 2024 to September 2024
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2024	December 31, 2023
Asset Derivatives:
Zero cost collars	Other current assets	$367	$152
Liability Derivatives:
Zero cost collars	Other current liabilities	$—	$1
Offsetting of derivative assets as of September 30, 2024 is as follows (in thousands):

As of September 30, 2024	Gross amounts of recognized Assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$367	$—	$367	$—	$—	$367
Offsetting of derivative assets and liabilities as of December 31, 2023 is as follows (in thousands):

As of December 31, 2023	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$152	$—	$152	$—	$—	$152
Liability Derivatives:
Zero cost collars	$1	$—	$1	$—	$—	$1

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Loss Recognized in Statement of Operations on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023		2024	2023
Zero cost collars	$935	$(1,013)	Net sales	$(118)	$(698)	Other income, net	$(52)	$(161)

	$935	$(1,013)		$(118)	$(698)		$(52)	$(161)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023		2024	2023
Zero cost collars	$(477)	$(2,523)	Net sales	$(704)	$(2,544)	Other income, net	$58	$(235)

	$(477)	$(2,523)		$(704)	$(2,544)		$58	$(235)

As of September 30, 2024, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $918 thousand.
The Company has set aside a cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

Counterparty	September 30, 2024	December 31, 2023
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand, respectively, but no such excess exposure existed as of September 30, 2024 and December 31, 2023.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

8. Fair Value Measurements
Fair Value of Financial Instruments
As of September 30, 2024, the following table represents the Company’s assets measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2024	Fair Value Measurement September 30, 2024	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$367	$367	—	$367	—
As of December 31, 2023, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2023	Fair Value Measurement December 31, 2023	Quoted Prices in Active Markets for Identical Asset/Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$152	$152	—	$152	—
Liabilities:
Derivative liabilities (other current liabilities)	$1	$1	—	$1	—
Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.

9. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2024, 95% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2024		September 30, 2023
Beginning balance	$44,198	$45,932	$45,121	$48,496
Provisions	1,582	4,552	1,267	5,358
Severance payments	(527)	(1,889)	(455)	(6,183)
Translation adjustments	2,368	(974)	(1,092)	(2,830)

	47,621	47,621	44,841	44,841
Less: Cumulative contributions to severance insurance deposit accounts	(30,246)	(30,246)	(24,503)	(24,503)
The National Pension Fund	(28)	(28)	(29)	(29)
Group severance insurance plan	—	—	(149)	(149)

Accrued severance benefits, net	$17,347	$17,347	$20,160	$20,160

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2024	$311
2025	$332
2026	$564
2027	$395
2028	$3,214
2029	$3,620
2030 – 2034	$17,335
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
The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $29,835 thousand based on the KRW/USD exchange rate of 1,340.7:
1
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
As of September 30, 2024, approximately $30,312 thousand aggregate principal amount of the Term Loan was outstanding.
11. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to MSK, one of the Company’s Korean subsidiaries. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2024 and December 31, 2023, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $259,716 thousand and $285,136 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,319.6:1 and 1,289.4:1 using the first base rate as of September 30, 2024 and December 31, 2023, respectively, as quoted by the KEB Hana Bank.
12. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions
. The Company is subject to income or
non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $
5,126
 thousand and $
2,500
 thousand, respectively, primarily related to a decrease in tax benefits from pre-tax
loss of one of its operating entities in Korea and a valuation allowance established against the deferred tax assets of the other operating entity in Korea, as a result of its assessment of realizability of the deferred tax assets in the future.
For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $4,373 thousand and $8,577 thousand, respectively, primarily related to its then primary operating entity in Korea based on the estimated taxable loss for the respective period.

13. Geographic and Other Information
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
Revenues for the three months ended September 30, 2023 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		MSS	PAS	Total
Display Solutions	$6,404	$6,404	$—	$6,404
Power Solutions	45,215	4,240	40,975	45,215

	$51,619	$10,644	$40,975	$51,619

Revenues for the nine months ended September 30, 2023 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		MSS	PAS	Total
Display Solutions	$26,902	$26,902	$—	$26,902
Power Solutions	127,606	8,906	118,700	127,606

	$154,508	$35,808	$118,700	$154,508

The following sets forth information relating to the operating segment, standard products business, as well as the Transitional Fab 3 Foundry Services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Standard products business
Mixed-Signal Solutions	$16,446	$10,644	$37,047	$35,808
Power Analog Solutions	47,574	40,975	123,349	118,700

Total standard products business	64,020	51,619	160,396	154,508
Transitional Fab 3 foundry services	2,440	9,626	8,302	24,721

Total revenues	$66,460	$61,245	$168,698	$179,229

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross Profit
Standard products business
Mixed-Signal Solutions	$6,371	$3,069	$14,397	$11,431
Power Analog Solutions	9,249	11,721	22,598	31,069

Total standard products business	15,620	$14,790	36,995	$42,500
Transitional Fab 3 foundry services	(159)	(309)	(965)	(2,387)

Total gross profit	$15,461	$14,481	$36,030	$40,113

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Korea	$25,062	$19,249	$63,239	$50,139
Asia Pacific (other than Korea)	37,046	29,859	91,933	96,784
United States	667	1,214	1,313	2,495
Europe	1,245	1,297	3,911	5,090

Total	$64,020	$51,619	$160,396	$154,508

For the three months ended September 30, 2024 and 2023, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong together represented 76.5% and 73.3%, respectively. For the nine months ended September 30, 2024 and 2023, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented 74.5% and 66.1%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 73% and 74% for the three months ended September 30, 2024 and 2023, respectively, and 72% and 70% for the nine months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024, the Company had two customers that represented 20.1% and 14.6% of its net sales—standard products business, respectively. For the nine months ended September 30, 2024, the Company had two customers that represented 21.8% and 12.6% of its net sales—standard products business, respectively. For the three months ended September 30, 2023, the Company had one customer that represented 18.8% of its net sales—standard products business. For the nine months ended September 30, 2023, the Company had two customers that represented 15.9% and 13.3% of its net sales—standard products business, respectively.
As of September 30, 2024, one customer of the Company’s standard products business accounted for 29.7% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services). As of December 31, 2023, three customers of the Company’s standard products business accounted for 34.9%, 14.4% and 13.9% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.

14. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024	December 31, 2023
Foreign currency translation adjustments	$(17,570)	$(15,348)
Derivative adjustments	918	691

Total	$(16,652)	$(14,657)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023 are as follows (in thousands):

Three Months Ended September 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,436)	$(135)	$(20,571)

Other comprehensive income before reclassifications	2,866	935	3,801
Amounts reclassified from accumulated other comprehensive loss	—	118	118

Net current-period other comprehensive income	2,866	1,053	3,919

Ending balance	$(17,570)	$918	$(16,652)

Three Months Ended September 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,521)	$(889)	$(16,410)

Other comprehensive loss before reclassifications	(1,847)	(1,013)	(2,860)
Amounts reclassified from accumulated other comprehensive loss	—	698	698

Net current-period other comprehensive loss	(1,847)	(315)	(2,162)

Ending balance	$(17,368)	$(1,204)	$(18,572)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

Nine Months Ended September 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(2,222)	(477)	(2,699)
Amounts reclassified from accumulated other comprehensive loss	—	704	704

Net current-period other comprehensive income (loss)	(2,222)	227	(1,995)

Ending balance	$(17,570)	$918	$(16,652)

Nine Months Ended September 30, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(6,040)	(2,523)	(8,563)
Amounts reclassified from accumulated other comprehensive loss	—	2,544	2,544

Net current-period other comprehensive income (loss)	(6,040)	21	(6,019)

Ending balance	$(17,368)	$(1,204)	$(18,572)

15. Stock Repurchases
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
From January 2024 to September 2024, the Company repurchased 1,615,884 shares of its common stock in the open market for an aggregate purchase price of $8.9 million and a weighted average price per share of $5.53 under the new stock repurchase program.
In October 2024, the Company repurchased 89,261 shares of its common stock in the open market for an aggregate purchase price of $0.4 million and a weighted average price per share of $4.54 under the new stock repurchase program.

16. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands of U.S. dollars, except share data)
Basic loss per share
Net loss	$(9,617)	$(5,165)	$(38,031)	$(30,582)
Basic weighted average common stock outstanding	37,468,849	40,145,290	38,060,682	41,747,255
Basic loss per common share	$(0.26)	$(0.13)	$(1.00)	$(0.73)
Diluted loss per share
Net loss	$(9,617)	$(5,165)	$(38,031)	$(30,582)
Basic weighted average common stock outstanding	37,468,849	40,145,290	38,060,682	41,747,255
Net effect of dilutive equity awards	—	—	—	—

Diluted weighted average common stock outstanding	37,468,849	40,145,290	38,060,682	41,747,255
Diluted loss per share	$(0.26)	$(0.13)	$(1.00)	$(0.73)
Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the three and nine months ended September 30, 2024 and 2023, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Options	757,158	902,858	757,158	902,858
Restricted Stock Units	2,383,189	1,321,794	2,383,189	1,321,794

17. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $2,628 thousand and $3,883 thousand as other current assets as of September 30, 2024 and December 31, 2023, respectively.
18. Subsequent Events
Derivative contracts
In October 2024, the Company and NFIK entered into derivative contracts of zero cost collars for the period from October 2025 to December 2025. The total notional amounts are $9,000 thousand.

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

From January 2024 to September 2024, we repurchased 1,615,884 shares of our common stock in the open market for an aggregate purchase price of $8.9 million and a weighted average price per share of $5.53 under the new stock repurchase program.

In October 2024, we repurchased 89,261 shares of our common stock in the open market for an aggregate purchase price of $0.4 million and a weighted average price per share of $4.54 under the new stock repurchase program.

Macroeconomic Industry Conditions

The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, inventory corrections, shifting customer and end-user demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia and Ukraine, Israel’s wars with Hezbollah and Hamas, sustained military action and conflict in the Red Sea and recent escalations between Iran and Israel, any one or more of which may cause volatility and unpredictability in the supply chain or market for semiconductor products and end-user demand. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we do not anticipate that they will have a material impact on our current business, but we will continue reviewing and assessing these rules and regulations and their potential impact on our business. Additional changes to the U.S. Export Regulations are expected, such as recently proposed rule changes that may expand restrictions on export transactions involving end users or end uses with military connections; but the scope or timing of such changes is uncertain.

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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(Dollars in millions)
Net loss	$(9.6)	$(38.0)	$(5.2)	$(30.6)
Interest income	(2.1)	(6.5)	(2.4)	(7.9)
Interest expense	0.6	1.4	0.2	0.6
Income tax expense (benefit)	5.1	2.5	(4.4)	(8.6)
Depreciation and amortization	4.1	12.2	4.1	12.6

EBITDA	$(1.9)	$(28.5)	$(7.7)	$(33.8)
Adjustments:
Equity-based compensation expense(a)	2.0	4.1	2.2	5.4
Foreign currency loss (gain), net(b)	(5.1)	3.5	2.6	4.8
Derivative valuation loss (gain), net(c)	0.1	(0.1)	0.2	0.2
Early termination and other charges(d)	—	—	—	9.3

Adjusted EBITDA	$(4.9)	$(21.0)	$(2.7)	$(14.2)

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

(d)

For the nine months ended September 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the voluntary resignation program (the “Program”) that we offered to certain employees during the first quarter of 2023, and $0.8 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(Dollars in millions)
Operating loss	$(11.0)	$(37.3)	$(9.2)	$(41.7)
Adjustments:
Equity-based compensation expense(a)	2.0	4.1	2.2	5.4
Early termination and other charges(b)	—	—	—	9.3

Adjusted Operating Loss	$(9.0)	$(33.2)	$(7.1)	$(27.1)

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

(b)

For the nine months ended September 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered to certain employees during the first quarter of 2023, and $0.8 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss (including on a per share basis) for the periods indicated:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(Dollars in millions, except per share data)
Net loss	$(9.6)	$(38.0)	$(5.2)	$(30.6)
Adjustments:
Equity-based compensation expense(a)	2.0	4.1	2.2	5.4
Foreign currency loss (gain), net(b)	(5.1)	3.5	2.6	4.8
Derivative valuation loss (gain), net(c)	0.1	(0.1)	0.2	0.2
Early termination and other charges(d)	—	—	—	9.3
Income tax effect on non-GAAP adjustments(e)	(0.1)	(1.3)	(1.3)	(3.5)

Adjusted Net Loss	$(12.8)	$(31.8)	$(1.6)	$(14.4)

Reported loss per share – basic	$(0.26)	$(1.00)	$(0.13)	$(0.73)
Reported loss per share – diluted	$(0.26)	$(1.00)	$(0.13)	$(0.73)
Weighted average number of shares – basic	37,468,849	38,060,682	40,145,290	41,747,255
Weighted average number of shares – diluted	37,468,849	38,060,682	40,145,290	41,747,255
Adjusted loss per share – basic	$(0.34)	$(0.84)	$(0.04)	$(0.35)
Adjusted loss per share – diluted	$(0.34)	$(0.84)	$(0.04)	$(0.35)
Weighted average number of shares – basic	37,468,849	38,060,682	40,145,290	41,747,255
Weighted average number of shares – diluted	37,468,849	38,060,682	40,145,290	41,747,255

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

(d)

For the nine months ended September 30, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered to certain employees during the first quarter of 2023, and $0.8 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)

For the nine months ended September 30, 2024 and 2023, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense (benefit) of each jurisdiction with or without the non-GAAP adjustments. For nine months ended September 30, 2024, this adjustment eliminates the income tax effect on non-GAAP adjustments of negative $1.3 million, which mainly related to one of our operating entities in Korea. For the nine months ended September 30, 2023, this adjustment eliminates the income tax effect on non-GAAP adjustments of negative $3.5 million, which mainly related to our then primary operating entity in Korea.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2024 and 2023, we sold products to 158 and 157 customers, respectively, and our net sales to our ten largest customers represented 72% and 70% of our net sales—standard products business, respectively.

We are currently in the process of winding down the Transitional Fab 3 Foundry Services, which represented 3.7% and 4.9% of our total revenues for the three and nine months ended September 30, 2024, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2024, 95% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of September 30, 2024, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $259.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$64.0	96.3%	$51.6	84.3%	$12.4
Net sales – transitional Fab 3 foundry services	2.4	3.7	9.6	15.7	(7.2)

Total revenues	66.5	100.0	61.2	100.0	5.2
Cost of sales
Cost of sales – standard products business	48.4	72.8	36.8	60.1	11.6
Cost of sales – transitional Fab 3 foundry services	2.6	3.9	9.9	16.2	(7.3)

Total cost of sales	51.0	76.7	46.8	76.4	4.2

Gross profit	15.5	23.3	14.5	23.6	1.0
Selling, general and administrative expenses	12.1	18.2	12.1	19.7	0.0
Research and development expenses	14.4	21.6	11.6	19.0	2.7

Operating loss	(11.0)	(16.6)	(9.2)	(15.1)	(1.8)
Interest income	2.1	3.1	2.4	3.9	(0.3)
Interest expense	(0.6)	(0.9)	(0.2)	(0.3)	(0.4)
Foreign currency gain (loss), net	5.1	7.6	(2.6)	(4.2)	7.6
Others, net	(0.0)	(0.0)	0.1	0.1	(0.1)

	6.5	9.8	(0.3)	(0.5)	6.8

Loss before income tax expense (benefit)	(4.5)	(6.8)	(9.5)	(15.6)	5.0
Income tax expense (benefit)	5.1	7.7	(4.4)	(7.1)	9.5

Net loss	$(9.6)	(14.5)	$(5.2)	(8.4)	$(4.5)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Mixed-Signal Solutions	$16.4	24.7%	$10.6	17.4%	$5.8
Power Analog Solutions	47.6	71.6	41.0	66.9	6.6

Total standard products business	64.0	96.3	51.6	84.3	12.4
Net sales – transitional Fab 3 foundry services	2.4	3.7	9.6	15.7	(7.2)

Total cost of sales	$66.5	100.0%	$61.2	100.0%	$5.2

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business
Mixed-Signal Solutions	$6.4	38.7%	$3.1	28.8%	$3.3
Power Analog Solutions	9.2	19.4	11.7	28.6	(2.5)

Total standard products business	15.6	24.4	14.8	28.7	0.8
Gross profit – transitional Fab 3 foundry services	(0.2)	(6.5)	(0.3)	(3.2)	0.2

Total gross profit	$15.5	23.3%	$14.5	23.6%	$1.0

Revenues

Total revenues were $66.5 million for the three months ended September 30, 2024, a $5.2 million, or 8.5%, increase compared to $61.2 million for the three months ended September 30, 2023.

The standard products business. Net sales from our standard products business were $64.0 million for the three months ended September 30, 2024, a $12.4 million, or 24.0%, increase compared to $51.6 million for the three months ended September 30, 2023.

Net sales from our Mixed-Signal Solutions business line increased from $10.6 million for the three months ended September 30, 2023 to $16.4 million for the three months ended September 30, 2024. The increase in net sales from our Mixed-Signal Solutions business line was primarily attributable to a higher demand for automotive OLED display driver ICs and mobile OLED display driver ICs, which was offset in part by weak demand for our auto-LCD display driver ICs. A higher demand for our Power IC products, primarily for OLED IT devices, also had a favorable impact on net sales.

Net sales from our Power Analog Solutions business line increased to $47.6 million for the three months ended September 30, 2024 compared to $41.0 million for the three months ended September 30, 2023. The increase in net sales from our Power Analog Solutions business line was attributable to a higher demand for power products such as MOSFETs, including high-end MOSFETs in the communication and consumer applications. A higher demand for IGBTs for solar inverters also had a favorable impact on net sales.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $2.4 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively.

Gross Profit

Total gross profit was $15.5 million for the three months ended September 30, 2024 compared to $14.5 million for the three months ended September 30, 2023, a $1.0 million, or 6.8%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2024 decreased slightly to 23.3% compared to 23.6% for the three months ended September 30, 2023.

The standard products business. Gross profit from our standard products business was $15.6 million for the three months ended September 30, 2024, which represented a $0.8 million, or 5.6%, increase from gross profit of $14.8 million for the three months ended September 30, 2023. Gross profit as a percentage of net sales for the three months ended September 30, 2024 decreased to 24.4% compared to 28.7% for the three months ended September 30, 2023.

Gross profit from our Mixed-Signal Solutions business line was $6.4 million for the three months ended September 30, 2024, which represented a $3.3 million, or 107.6%, increase from gross profit of $3.1 million for the three months ended September 30, 2023. Gross profit as a percentage of net sales for the three months ended September 30, 2024 increased to 38.7% compared to 28.8% for the three months ended September 30, 2023. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to a favorable product mix. Additionally, we recognized certain inventory reserve related to 12-inch display products resulting from lower demand for China smartphones in the third quarter of 2023.

Gross profit from our Power Analog Solutions business line was $9.2 million for the three months ended September 30, 2024, which represented a $2.5 million, or 21.1%, decrease from gross profit of $11.7 million for the three months ended September 30, 2023. Gross profit as a percentage of net sales for the three months ended September 30, 2024 decreased to 19.4% compared to 28.6% for the three months ended September 30, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to a lower utilization rate of our internal fabrication facility in Gumi from the wind-down of transitional foundry services and an unfavorable product mix.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$25.1	39.1%	$19.2	37.3%	$5.8
Asia Pacific (other than Korea)	37.0	57.9	29.9	57.8	7.2
United States	0.7	1.0	1.2	2.4	(0.5)
Europe	1.2	1.9	1.3	2.5	(0.1)

	$64.0	100.0%	$51.6	100.0%	$12.4

Net sales – standard products business in Korea increased from $19.2 million for the three months ended September 30, 2023 to $25.1 million for the three months ended September 30, 2024, or by $5.8 million, or 30.2%, primarily due to a higher demand for power products such as MOSFETs, including high-end MOSFETs, primarily for smartphone and home appliance. A higher demand for our mobile OLED display driver IC and Power IC products also had a favorable impact on net sales.

Net sales – standard products business in Asia Pacific (other than Korea) increased from $29.9 million in the three months ended September 30, 2023 to $37.0 million for the three months ended September 30, 2024, or by $7.2 million, or 24.1%, primarily due to a higher demand for automotive OLED display driver ICs. A higher demand for power products such as MOSFETs, including high-end MOSFETs in the computing and industrial applications, and IGBTs for solar inverters also had a favorable impact on net sales.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.1 million, or 18.2% of total revenues, for the three months ended September 30, 2024, which remained almost flat, compared to $12.1 million, or 19.7% of total revenues, for the three months ended September 30, 2023.

Research and Development Expenses. Research and development expenses were $14.4 million, or 21.6% of total revenues, for the three months ended September 30, 2024, compared to $11.6 million, or 19.0% of total revenues, for the three months ended September 30, 2023. The increase of $2.7 million, or 23.6%, was mainly attributable to an increase in material costs for our 28-nanometer OLED display driver ICs based on the timing of development activities.

Operating Loss

As a result of the foregoing, operating loss of $11.0 million was recorded for the three months ended September 30, 2024 compared to operating loss of $9.2 million for the three months ended September 30, 2023. As discussed above, the increase in operating loss of $1.8 million resulted primarily from a $2.7 million increase in research and development expenses, which was offset in part by a $1.0 million increase in gross profit.

Other Income (Expense)

Interest Income. Interest income was $2.1 million and $2.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

Interest Expense. Interest expense was $0.6 million and $0.2 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended September 30, 2024 was $5.1 million compared to net foreign currency loss of $2.6 million for the three months ended September 30, 2023.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2024 and September 30, 2023, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $259.7 million and $281.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit)

Income tax expense was $5.1 million for the three months ended September 30, 2024, which was primarily related to a decrease in tax benefits from pre-tax loss of one of our operating entities in Korea and a valuation allowance established against the deferred tax assets of the other operating entity in Korea, as a result of its assessment of realizability of the deferred tax assets in the future.

Income tax benefit was $4.4 million for the three months ended September 30, 2023, which was primarily attributable to the estimated taxable loss in our then primary operating entity in Korea for the respective period.

Net Loss

As a result of the foregoing, a net loss of $9.6 million was recorded for the three months ended September 30, 2024 compared to a net loss of $5.2 million for the three months ended September 30, 2023. As discussed above, the $4.5 million increase in net loss was primarily attributable to a $9.5 million decrease in income tax benefit and a $1.8 million increase in operating loss, which was offset in part by a $7.6 million improvement in net foreign currency loss.

Results of Operations – Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business	$160.4	95.1%	$154.5	86.2%	$5.9
Net sales – transitional Fab 3 foundry services	8.3	4.9	24.7	13.8	(16.4)

Total revenues	168.7	100.0	179.2	100.0	(10.5)
Cost of sales
Cost of sales – standard products business	123.4	73.1	112.0	62.5	11.4
Cost of sales – transitional Fab 3 foundry services	9.3	5.5	27.1	15.1	(17.8)

Total cost of sales	132.7	78.6	139.1	77.6	(6.4)

Gross profit	36.0	21.4	40.1	22.4	(4.1)
Selling, general and administrative expenses	35.1	20.8	36.4	20.3	(1.3)
Research and development expenses	38.2	22.7	36.2	20.2	2.0
Early termination and other charges	—	—	9.3	5.2	(9.3)

Operating loss	(37.3)	(22.1)	(41.7)	(23.3)	4.4
Interest income	6.5	3.8	7.9	4.4	(1.4)
Interest expense	(1.4)	(0.8)	(0.6)	(0.4)	(0.7)
Foreign currency loss, net	(3.5)	(2.1)	(4.8)	(2.7)	1.3
Others, net	0.1	0.1	0.1	0.0	0.1

	1.8	1.0	2.6	1.4	(0.8)

Loss before income tax expense (benefit)	(35.5)	(21.1)	(39.2)	(21.8)	3.6
Income tax expense (benefit)	2.5	1.5	(8.6)	(4.8)	11.1

Net loss	$(38.0)	(22.5)	$(30.6)	(17.1)	$(7.4)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – standard products business
Mixed-Signal Solutions	$37.0	22.0%	$35.8	20.0%	$1.2
Power Analog Solutions	123.3	73.1	118.7	66.2	4.6

Total standard products business	160.4	95.1	154.5	86.2	5.9
Net sales – transitional Fab 3 foundry services	8.3	4.9	24.7	13.8	(16.4)

Total cost of sales	$168.7	100.0%	$179.2	100.0%	$(10.5)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – standard products business
Mixed-Signal Solutions	$14.4	38.9%	$11.4	31.9%	$3.0
Power Analog Solutions	22.6	18.3	31.1	26.2	(8.5)

Total standard products business	37.0	23.1	42.5	27.5	(5.5)
Gross profit – transitional Fab 3 foundry services	(1.0)	(11.6)	(2.4)	(9.7)	1.4

Total gross profit	$36.0	21.4%	$40.1	22.4%	$(4.1)

Revenues

Total revenues were $168.7 million for the nine months ended September 30, 2024, a $10.5 million, or 5.9%, decrease compared to $179.2 million for the nine months ended September 30, 2023.

The standard products business. Net sales from our standard products business were $160.4 million for the nine months ended September 30, 2024, a $5.9 million, or 3.8%, increase compared to $154.5 million for the nine months ended September 30, 2023.

Net sales from our Mixed-Signal Solutions business line increased from $35.8 million for the nine months ended September 30, 2023 to $37.0 million for the nine months ended September 30, 2024. The increase in net sales from our Mixed-Signal Solutions business line was primarily attributable to a higher demand for our Power IC products, primarily for televisions and OLED IT devices, and a higher demand for automotive OLED display driver ICs. This increase was offset in part by a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products, and weak demand for our auto-LCD display driver ICs also had an unfavorable impact on net sales.

Net sales from our Power Analog Solutions business line increased from $118.7 million for the nine months ended September 30, 2023 to $123.3 million for the nine months ended September 30, 2024. The increase in net sales from our Power Analog Solutions business line was attributable to a higher demand for power products such as MOSFETs, including high-end MOSFETs in the communication and consumer applications.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $8.3 million and $24.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Gross Profit

Total gross profit was $36.0 million for the nine months ended September 30, 2024 compared to $40.1 million for the nine months ended September 30, 2023, a $4.1 million, or 10.2%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 decreased to 21.4% compared to 22.4% for the nine months ended September 30, 2023.

The standard products business. Gross profit from our standard products business was $37.0 million for the nine months ended September 30, 2024, which represented a $5.5 million, or 13.0%, decrease from gross profit of $42.5 million for the nine months ended September 30, 2023. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 decreased to 23.1% compared to 27.5% for the nine months ended September 30, 2023.

Gross profit from our Mixed-Signal Solutions business line was $14.4 million for the nine months ended September 30, 2024, which represented a $3.0 million, or 25.9%, increase from gross profit of $11.4 million for the nine months ended September 30, 2023. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 increased to 38.9% compared to 31.9% for the nine months ended September 30, 2023. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to certain inventory reserve related to 12-inch display products resulting from lower demand for China smartphones for the nine months ended September 30, 2023.

Gross profit from our Power Analog Solutions business line was $22.6 million for the nine months ended September 30, 2024, which represented an $8.5 million, or 27.3%, decrease from gross profit of $31.1 million for the nine months ended September 30, 2023. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 decreased to 18.3% compared to 26.2% for the nine months ended September 30, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to a lower utilization rate of our internal fabrication facility in Gumi from the wind-down of transitional foundry services and an unfavorable product mix.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$63.2	39.4%	$50.1	32.5%	$13.1
Asia Pacific (other than Korea)	91.9	57.3	96.8	62.6	(4.9)
United States	1.3	0.8	2.5	1.6	(1.2)
Europe	3.9	2.4	5.1	3.3	(1.2)

	$160.4	100.0%	$154.5	100.0%	$5.9

Net sales – standard products business in Korea increased from $50.1 million for the nine months ended September 30, 2023 to $63.2 million for the nine months ended September 30, 2024, or by $13.1 million, or 26.1%, primarily due to a higher demand for power products such as MOSFETs, including high-end MOSFETs, primarily for smartphone and home appliance. A higher demand for our Power IC products, primarily for televisions and OLED IT devices, also had a favorable impact on net sales.

Net sales – standard products business in Asia Pacific (other than Korea) decreased from $96.8 million in the nine months ended September 30, 2023 to $91.9 million for the nine months ended September 30, 2024, or by $4.9 million, or 5.0%, primarily due to a decrease in revenue from our mobile OLED display driver ICs and auto-LCD display driver ICs, which was offset in part by a higher demand for automotive OLED display driver ICs. The decreased demand for our power products such as MOSFETs, mainly for e-bikes, also had an unfavorable impact on net sales.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.1 million, or 20.8% of total revenues, for the nine months ended September 30, 2024, compared to $36.4 million, or 20.3% of total revenues, for the nine months ended September 30, 2023. The decrease of $1.3 million, or 3.6%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals, which was offset in part by an increase in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $38.2 million, or 22.7% of total revenues, for the nine months ended September 30, 2024, compared to $36.2 million, or 20.2% of total revenues, for the nine months ended September 30, 2023. The increase of $2.0 million, or 5.7%, was mainly attributable to an increase in material costs for our 28-nanometer OLED display driver ICs based on the timing of development activities.

Early Termination and Other Charges. For the nine months ended September 30, 2023, we recorded $8.4 million of termination related charges in connection with the Program that we offered to certain employees during the first quarter of 2023. During the same period, we also recorded $0.8 million of one-time employee incentives.

Operating Loss

As a result of the foregoing, operating loss of $37.3 million was recorded for the nine months ended September 30, 2024 compared to operating loss of $41.7 million for the nine months ended September 30, 2023. As discussed above, the decrease in operating loss of $4.4 million resulted primarily from a $9.3 million decrease in early termination and other charges and a $1.3 million decrease in selling, general and administrative expenses, which was offset in part by a $4.1 million decrease in gross profit and a $2.0 million increase in research and development expenses.

Other Income (Expense)

Interest Income. Interest income was $6.5 million and $7.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Interest Expense. Interest expense was $1.4 million and $0.6 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the nine months ended September 30, 2024 was $3.5 million compared to net foreign currency loss of $4.8 million for the nine months ended September 30, 2023. The net foreign currency loss for the nine months ended September 30, 2024 and September 30, 2023 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2024 and September 30, 2023, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $259.7 million and $281.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit)

Income tax expense was $2.5 million for the nine months ended September 30, 2024, which was primarily related to a decrease in tax benefits from pre-tax loss of one of our operating entities in Korea and a valuation allowance established against the deferred tax assets of the other operating entity in Korea, as a result of its assessment of realizability of the deferred tax assets in the future.

Income tax benefit was $8.6 million for the nine months ended September 30, 2023, which was primarily attributable to the estimated taxable loss in our then primary operating entity in Korea for the respective period.

Net Loss

As a result of the foregoing, a net loss of $38.0 million was recorded for the nine months ended September 30, 2024 compared to a net loss of $30.6 million for the nine months ended September 30, 2023. As discussed above, the $7.4 million increase in net loss was primarily attributable to an $11.1 million decrease in income tax benefit and a $1.4 million decrease in interest income, which was offset in part by a $4.4 million decrease in operating loss and a $1.3 million improvement in net foreign currency loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2024, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd., entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of September 30, 2024, the outstanding obligation of this arrangement is approximately $16.6 million for remaining service term through 2028.

On March 26, 2024, our Korean subsidiary, Magnachip Semiconductor, Ltd., executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $30.3 million based on the KRW/USD exchange rate of 1,319.6:1 as of September 30, 2024 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

As of September 30, 2024, cash and cash equivalents held by our Korean subsidiaries were $108.7 million, which represents 90% of our total cash and cash equivalents on a consolidated basis. We also have invested $30.0 million in short-term financial instruments, which has a maturity date in November 2024. We currently believe that we will have sufficient cash reserves from cash on hand and from a short-term investment to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of September 30, 2024 was $191.7 million compared to $198.5 million as of December 31, 2023. The decrease in working capital balance was mainly attributable to a $7.0 million decrease in cash and cash equivalents and short-term financial instruments, primarily as a result of $8.9 million of stock repurchases under our stock repurchase program.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $18.0 million for the nine months ended September 30, 2024, compared to $0.2 million of cash outflow used in operating activities for the nine months ended September 30, 2023. The net operating cash outflow for the nine months ended September 30, 2024 reflects our net loss of $38.0 million, as adjusted favorably by $29.0 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency loss and stock-based compensation, and net unfavorable impact of $9.0 million from changes of operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $35.4 million for the nine months ended September 30, 2024, compared to $4.6 million of cash outflow used in investing activities for the nine months ended September 30, 2023. The $30.8 million increase in cash outflow was primarily attributable to a $30.0 million increase in short-term financial instruments and a $1.9 million increase in purchase of property, plant and equipment, which was offset in part by a $1.3 million net decrease in guarantee deposits.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $20.1 million for the nine months ended September 30, 2024, compared to $43.5 million of cash outflow used in financing activities for the nine months ended September 30, 2023. The financing cash inflow for the nine months ended September 30, 2024 was primarily attributable to the $30.1 million of proceeds received from the new Term Loan with KDB, which was offset in part by a payment of $8.9 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the nine months ended September 30, 2023 was primarily attributable to a payment of $42.7 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the nine months ended September 30, 2024, capital expenditures for property, plant and equipment were $4.2 million, a $1.9 million, or 83.1%, increase from $2.3 million for the nine months ended September 30, 2023. The capital expenditures for the nine months ended September 30, 2024 also included expenditures related to setting up our newly established operating entity in China.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2024 for our Korean subsidiaries, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.5 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of September 30, 2024, $30.3 million aggregate principal amount of our Term Loan was outstanding. The Term Loan bears interest at a variable rate equal to the 3-month CD rate quoted by KDB, plus 1.21%, which rate is adjusted quarterly until the Term Loan mature on March 26, 2027. We have interest rate exposure with respect to the $30.3 million of our variable interest rate debt outstanding under our Term Loan as of September 30, 2024. A 50 basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $0.1 million.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
July 2024(1)	356,091	$4.91	350,465	$28,282
August 2024	44,772	$4.86	44,772	$28,065
September 2024	123,212	$4.56	123,212	$27,503

Total	524,075	$4.83	518,449	$27,503

(1)	Includes 5,626 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
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

S-K

Item 408.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement, dated as of July 29, 2024, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., Magnachip Mixed-Signal, Ltd. and Woungmoo Lee (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2024).

10.2	Consulting Agreement, dated as of August 1, 2024, by and between Magnachip Mixed-Signal, Ltd. and Woungmoo Lee (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2024).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 7, 2024	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)