Form 10-K
period 2024-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2025-03-14
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐
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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $178,954,261.
As of February 28, 2025, the registrant had 36,883,279 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on
Form 10-K
or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

Form 10-K

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

Form 10-K

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications. We have a proven record with approximately 45 years of operating history, a portfolio of approximately 1,000 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our standard products business includes Display integrated circuit (“IC”) products, Power IC products, and Power discrete products. Our Display IC products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and a wide range of applications including smartphones, TVs, automotive and IT applications such as monitors, notebook PCs, tablet PCs, as well as AR/VRs. Our Power IC products provide power management solutions to major television makers and large panel suppliers. Our Power discrete products provide power management solutions to communication, consumer, computing, servers, automotive, and industrial applications.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology and develop products that are in high demand by our customers and end consumers. We sold approximately 370 distinct products in the year ended December 31, 2024 with a substantial portion of our revenues derived from a concentrated number of customers.

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

For the year ended December 31, 2024, we generated total revenues of $231.7 million, net loss of $54.4 million, operating loss of $53.0 million, Adjusted EBITDA of negative $23.6 million, Adjusted Operating Loss of $40.2 million and Adjusted Net Loss of $29.3 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of the Non-GAAP measures Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) and a reconciliation to net loss and operating loss prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Recent Developments

On March 12, 2025, we announced that our Board of Directors and management team have made the decision to become a pure-play Power company to drive revenue growth, improve profitability, and maximize shareholder value. As a result, we are exploring all strategic options for its Display business (Display IC products), which is to be classified as discontinued operations when our results of operations for the first fiscal quarter of 2025 are reported. Our strategic options include a sale, merger, joint venture, licensing, and wind-down. We currently intend to complete this strategic process and exit the Display business by the end of the second quarter of 2025.

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

On January 10, 2024, we completed the Internal Separation by forming a new Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” (“MMS”) and transferring the MSS business into such subsidiary. Following the Internal Separation, our MSS business is primarily operated by Magnachip Mixed-Signal, Ltd., and our PAS business is primarily operated by Magnachip Semiconductor, Ltd. (“MSK”), our already-existing Korean operating company. Both companies are indirect wholly-owned subsidiaries of the Company.

On December 31, 2024, an intercompany business transfer agreement was executed between MMS and MSK. Considering the Company’s overall performance and strategic direction—as well as insights from benchmarking global competitors and feedback from our stockholders, both MSK and MMS agreed that consolidating the Power IC and Power discrete businesses under a single company would create a more effective framework for expanding and strengthening the Company’s business for Power products. Accordingly, the Company’s Power IC business was transferred from MMS to MSK, with the transfer being completed on January 1, 2025.

For the purpose of this Annual Report on Form 10-K for the year ended December 31, 2024, our historical results and descriptions of our business and operations reflect the Power IC business as part of the MSS business since it was part of that business group for all of the fiscal year 2024.

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

Our Products

Our Display IC products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automobiles, entertainment devices, notebook PCs, monitors and liquid crystal display (“LCD”), OLEDs and micro light emitting diode (“Micro LED”) televisions. Our Display IC products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicon thin film transistor (“LTPS TFT”), as well as high-volume display technologies such as amorphous silicon thin film transistors (a-Si TFTs). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD (High Definition) to WQHD (Wide Quadruple High Definition) for wide range of applications including smartphones, TVs, automotive applications and IT applications such as monitors, notebook PCs, tablet PCs as well as AR/VRs. Our Power IC products provide power management solutions to major television suppliers and large panel display suppliers. These products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifters for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and other consumer electronics, as well as automotive applications. Our Display IC and Power IC business represented 23.4% and 19.3% of our total revenues for the fiscal years ended December 31, 2024 and 2023, respectively.

We expanded our business and market opportunity by establishing our Power discrete product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. Discrete products include metal oxide semiconductor field effect transistors (“MOSFETs”), and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, automotive, and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives. Our Power discrete business represented 72.0% and 65.8% of our total revenues for the fiscal years ended December 31, 2024 and 2023, respectively.

Market Opportunity

The semiconductor market is large and is expanding its applications. Recently, industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting, motor drives, and automotive applications such as on board chargers, electric motor drives, electric pumps, DC-DC converters and powertrain inverters in hybrid & battery electric vehicle (HEV & BEV) are further driving growth in the semiconductor market. Electronics device manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, including power semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall electronics device market.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and analog and mixed-signal intellectual property allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 220 engineers as of the date of this Annual Report. Our platform allows us to develop and introduce new products quickly and integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

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

•

Highly Efficient Manufacturing Capabilities. Our manufacturing strategy is focused on optimizing our asset utilization across our power management products, which enables us to maintain the price competitiveness of our products through our low-cost operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages.

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

•

Return on Capital Investments and Cash Flow Generation. We manufacture our Power discrete products by utilizing our in-house manufacturing facility and external foundry to address a broad portfolio of power products while we seek to maximize return on capital investments and our cash flow generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. However, from time to time, we make special investments to enhance our manufacturing capabilities by investing in new equipment and expanding our facility, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity.

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

Mixed-Signal Solutions Business Line

Display IC products

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

The following table summarizes the features of our products, including those in mass production and those undergoing customer qualification, which is the final stage of product development, for mobile displays:

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

Power IC products

We develop, manufacture and market power management solutions for a wide range of end-market customers. Our products include AC-DC/DC-DC converters, LED drivers, regulators, PMICs for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, wearable devices, notebooks, tablet PCs, other consumer electronics, and consumer appliances.

•

AC-DC/DC-DC Converters. We offer AC-DC/DC-DC converters targeting mobile applications and high-power applications like LCD, LED, and UHD televisions, notebooks, smartphones, mobile phones, set-top boxes and display modules. We expect our AC-DC/DC-DC converters will meet customers’ green power requirements by featuring wide input voltage ranges, high efficiency and small size.

•

LED Drivers. LED backlighting drivers serve the fast-growing LCD and LED panel backlighting market for LCD and LED televisions, LCD monitors, digital signage, notebooks, smartphones and tablet PCs. Our products are designed to provide high efficiency and a wide input voltage range, as well as pulse width modulation (PWM) dimming for accurate white LED dimming control. LED lighting drivers have a wide input voltage range applicable to incandescent bulbs and fluorescent lamp replacement.

•	Regulators. We also provide analog regulators for mobile, computing and consumer applications. Our products are designed to deliver high efficiency and low power consumption in mobile applications.

•

SSD PMICs. We also provide solid-state drive power management integrated circuits (SSD PMICs) for the computing segment. Our products are designed for high frequency switching, high efficiency and pulse frequency modulation (PFM) functions to reduce power consumption in low load converters.

•

Logic PMICs. We also provide logic PMICs for organic light-emitting diode (OLED) display panel. Our PMICs provide optimized power to source driver, gate driver and timing controller (T-CON) of OLED display panel through a multi-channel power block (boost converter, buck converter, Op-Amps and positive/negative LDOs).

Our power IC solutions help customers enhance system stability and improve hear dissipation and energy use, resulting in cost savings for our customers and consumers, as well as environmental benefits. Power IC utilizes standard BCD process technologies which can be sourced from multiple foundries.

The following table summarizes the features of our products, including those in mass production and those undergoing customer qualification, which is the final stage of product development:

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

Power Analog Solutions Business Line

Power discrete products

We develop, manufacture and market power management solutions for a wide range of end-market customers. The products include MOSFETs and IGBTs for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances, automotive, and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives.

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

The following table summarizes the features of our products, including those in mass production and those undergoing customer qualification, which is the final stage of product development:

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices and sales liaisons in Japan, Greater China, Taiwan and Europe. We have a network of agents and distributors in the U.S., Europe and the Asia Pacific region. For the years ended December 31, 2024 and 2023, we derived 32% and 34% of net sales from our standard products business through our direct sales force, respectively, and 68% and 66% of net sales from our standard products business through our network of authorized agents and distributors, respectively.

Customers

We sell our products to consumer, computing, communication, automotive and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. For the years ended December 31, 2024 and 2023, our ten largest customers accounted for 74.1% and 69.2% of net sales from our standard products business, respectively. Our arrangements with and reliance on key customers, particularly customers for our display products, may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the year ended December 31, 2024, sales to SAMT represented 21.4% of net sales from our standard products business, and Samsung Display represented 14.7% of net sales from our standard products business. For the year ended December 31, 2023, sales to SAMT represented 16.7% of net sales from our standard products business, and Samsung Display represented 13.4% of net sales from our standard products business. For the year ended December 31, 2024, we recorded revenues of $2.1 million from customers in the U.S. and $219.0 million from all foreign countries, of which 43.7% was from Greater China and 39.3% was from Korea. For the year ended December 31, 2023, we recorded revenues of $2.8 million from customers in the U.S. and $192.9 million from all foreign countries, of which 41.4% was from Greater China and 34.6% was from Korea. All information pertaining to the geographic source of revenues is with respect to the geographic location to which our products are billed.

Intellectual Property

As of December 31, 2024, our portfolio of intellectual property assets included approximately 836 registered patents and 166 pending applications. Approximately 304 and 46 of our registered patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing registered patent or pending application. Because we file patents in multiple jurisdictions, we additionally have approximately 532 registered patents and 110 pending applications that relate to identical technical claims in our base patent portfolio. Our registered patents expire at various times approximately over the next 19 years. While these patents are, in the aggregate, important to our competitive position, we do not believe that any single registered patent or pending application is material to us.

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

In the ordinary course of business, one of our Korean subsidiaries, Magnachip Mixed-Signal, Ltd., may provide certain information relating to its products, including OLED DDI, to customers, suppliers or vendors, and such disclosure of information may be subject to the NCT-related regulations under the ITA and NHST-related regulations under the Special Act, and therefore the MOTIE’s acceptance of prior-reports (under the ITA) and the MOTIE’s prior approval (under the Special Act). Since the amendment of the foregoing NCT list in July 2021, we have filed prior-reports and applications for prior approval with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports and applications have thus far been accepted and approved by the MOTIE.

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

Human Capital

Our worldwide workforce consisted of 881 employees (full- and part-time) as of December 31, 2024, of which 206 were involved in sales, marketing, general and administrative, 220 in research and development (including 87 with advanced degrees), 40 in quality, reliability and assurance, and 415 in manufacturing (comprised of 39 in engineering and 376 in operations, maintenance and others). Our employees leverage their extensive expertise in engineering, design and process to accelerate the advancement of technology and be leaders in our industry. We pride our company on being a great workplace where employees from diverse backgrounds can reach their full potential.

Labor Unions

As disclosed in previous reports, we have a labor union at our Korean subsidiary, Magnachip Semiconductor, Ltd., (the “First Union”). On September 16, 2021, the formation of a second labor union at our

Korean subsidiary, Magnachip Semiconductor, Ltd., (the “Second Union”) was approved by local authorities (the First Union and the Second Union are collectively referred to as the “Magnachip Semiconductor Labor Unions”). Both the First Union and the Second Union are members of a supervisory association named “Federation of Korean Trade Unions.” The First Union represents member employees who are factory workers and the Second Union represents member employees who are office workers, in both cases at our Korean subsidiary.

As of December 31, 2024, of the 833 employees at our Korean subsidiaries, 380 employees at Magnachip Semiconductor, Ltd. were represented by the First Union, and 73 employees at Magnachip Semiconductor, Ltd. were represented by the Second Union. Approximately 54% of our employees at our Korean subsidiaries were represented by the Magnachip Semiconductor Labor Unions.

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

Environmental

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Since 2015, our Korean subsidiaries have been subject to a new set of greenhouse gas emissions regulation, the Korean Emissions Trading Scheme, or K-ETS, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiaries were allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market.

Another example is the regulations on chemicals under Chemicals Control Act and K-REACH, which came into effect on January 1, 2015. Under these laws, our Korean subsidiaries are required to comply with various requirements to report, evaluate, manage and ensure the safe usage of the chemicals used in its facilities. There can be no assurance that we have been or will be in compliance with all of these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws and the failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

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

Information About Our Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	60	Director and Chief Executive Officer
Shin Young Park	44	Chief Financial Officer
Theodore Kim	55	Chief Compliance Officer, General Counsel and Secretary
Seunghoon Lee	66	Acting Co-General Manager of Power Analog Solutions
Jinseok Yang	50	Acting Co-General Manager of Mixed-Signal Solutions

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

Seung Hoon Lee, Acting Co-General Manager of Power Analog Solutions, Chief of Manufacturing & Operations, and Chief Safety Officer. Mr. Seung Hoon Lee was named Acting Co-General Manager of Power Analog Solutions in May 2024. He has been serving as our Chief of Manufacturing and Operations, Chief Safety Officer and Acting Head of Labor Relations since 2020. Prior to that, Mr. Lee served as Chief of Manufacturing for the factories in Cheongju and Gumi, Korea from 2015 to 2020. He was Chief of Manufacturing for the Gumi factory from 2012 to 2015 and for the Cheongju factory from 2007 to 2012. Mr. Lee holds a B.S. degree in Electronic Engineering from Chosun University.

Jinseok Yang, Acting Co-General Manager and Assistant General Manager of Mixed-Signal Solutions. Mr. Jinseok Yang became our Acting Co-General Manager of Mixed-Signal Solutions in August 2024 and became our Assistant General Manager of Display Solutions in February 2020. Prior to that, Mr. Yang served as Head of Display Design from 2015 to 2020. Prior to that, Mr. Yang served as Head of Mobile Display Driver IC from 2012 to 2015. Mr. Yang holds a B.S. degree in Electronic Engineering from Sungkyunkwan University, and a Master’s degree in Electronic Engineering from Pohang University of Science and Technology.

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

•

We may fail to realize all of the anticipated benefits of our operational initiatives, including the strategic options for exiting our Display business, or those benefits may take longer to realize or be more expensive than expected.

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

•

Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and other countries/regions, could materially and adversely affect our business and results of operations.

•

Our Korean subsidiaries have been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

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

•

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations. Current global macroeconomic conditions, including higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, Israel-Hamas war, sustained military action and conflict in the Red Sea, and trade tensions between the U.S., China and other countries have led to weaker end-market demand and unstable supply chain. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

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

We may fail to realize all of the anticipated benefits of our operational initiatives, including the strategic options for exiting our Display business, or those benefits may take longer to realize or be more expensive than expected.

On March 12, 2025, we announced that we are executing a strategy to transform Magnachip into a pure-play Power company. There can be no assurance that the exploration of strategic options for its Display business, which is to be classified as discontinued operations when the Company reports first fiscal quarter 2025 results of operations, will result in a transaction on terms acceptable to us or other outcome that achieves our objectives. Even if a transaction or series of transactions or corporate actions were completed to exit the Display business, there can be no assurance as to the timing of completing these activities. Moreover, we may not realize any or all of the anticipated benefits from our pursuit of strategic options for our Display business, or the anticipated benefits from transitioning to a pure-play Power company, and such actions could in fact adversely affect our business. Our ability to realize the anticipated benefits of our strategy will depend, to a large extent, on our ability to continue to focus on Power discrete and Power IC products and to achieve expected growth in the absence of the Display businesses. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to our Display business or incur certain costs in connection with executing on these strategic options, some of which may be material. The focus on becoming a pure-play Power company and the related strategic options for our Display business may not enhance long-term stockholder value as anticipated. Further, our strategic actions could result in near term restructuring charges and a material impairment of our goodwill and/or intangible assets, among other things.

Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. In addition, the process of such strategic actions, including divesting or otherwise disposing of assets and businesses, carries an inherent risk of market fluctuations and economic uncertainties that could undermine the value we expect to realize from these strategies.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products, particularly our display products, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2024 and 2023, our ten largest customers accounted for 74.1% and 69.2% of net sales from our standard products business, respectively. For the year ended December 31, 2024, sales to SAMT represented 21.4% of net sales from our standard products business, and Samsung Display represented 14.7% of net sales from our standard products business. For the year ended December 31, 2023, sales to SAMT represented 16.7% of net sales from our standard products business, and Samsung Display represented 13.4% of net sales from our standard products business. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products within a short period of time could adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2024 and 2023 due to a relatively weaker Korean won during the periods. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd., or MSK, which is denominated in U.S. dollars. As of December 31, 2024, the outstanding intercompany loan balance including accrued interests between MSK and our Dutch subsidiary was $257.7 million. Our Dutch subsidiary uses the U.S. dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary, Magnachip Semiconductor Ltd., enters into foreign currency zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency zero cost collar contracts typically require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations” for further details.

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

As of December 31, 2024, 453 employees, or approximately 54% of our employees, were represented by the Magnachip Semiconductor Labor Unions. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

We cooperate with independent foundries to produce certain Mixed-Signal Solutions products, and the failure of such independent foundries to satisfy our demand could materially disrupt our business.

We use independent foundry services for certain of our Mixed-Signal Solutions products. Silicon wafer production at these facilities is allocated solely by our vendors and beyond our direct control. Therefore, any disruption in wafer supply from these vendors could have a material impact on our revenue and results of operations.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, implements a 15% alternative minimum tax on the adjusted financial statement income of large corporations with average annual financial income exceeding $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The IRA provisions are effective for tax years beginning after December 31, 2022. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global minimum effective tax rate of 15% on multinational enterprise (“MNE”) groups with consolidated revenues of at least EUR 750 million during two of the four preceding fiscal years, which will be effective for fiscal years beginning on January 1, 2024. Additionally, South Korea became one of the first countries to enact global minimum tax rules. At this time, we do not anticipate that changes in the tax laws will have a material impact to our consolidated tax provision for the year ending December 31, 2024 or December 31, 2025. We will continue to monitor as new information and guidance becomes available.

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

On August 17, 2020, the U.S. Department of Commerce expanded the scope of export restrictions as applied to products directed to Huawei and its affiliates listed on the Bureau of Industry and Security’s Entity List (collectively, “Huawei”). While prior restrictions had minimal effect on our ability to supply to customers, the expanded restrictions would limit our ability to supply to a variety of customers who we believe incorporate our products to those customers’ products directly or indirectly sold to Huawei. The U.S. government has also steadily expanded export restrictions to target companies in addition to Huawei, which may have an additional impact on our ability to sell to our customers. While we were able to export some of our products after successfully obtained the necessary export licenses, we are unsure whether our other applications will be successful. Export restrictions may also affect our contractors, suppliers or customers, and we cannot assure that they will not violate the restrictions, and any such violations may result in fines or criminal sanctions against us and damage our reputation.

Additionally, the U.S. has published significant changes to U.S. export control regulations with respect to Russia and China, and we anticipate additional changes to export control regulations in the future. For example, the U.S. government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. The new controls expand the scope of foreign-produced items subject to license requirements for certain entities on the U.S. government’s Entity List. Further changes in the U.S. export control regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export or import of our products, which could have a material impact on our future results of operations and financial condition.

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

The Notification Regarding Designation of National Core Technologies issued by the MOTIE was amended on July 14, 2021 to add certain technologies to the list of National Core Technology designated by the MOTIE, and the amended list includes the OLED DDI design technology for driving display panels. On June 2, 2023, the MOTIE designated 17 technologies, including the OLED DDI design technology for driving display panels, as NHST under the Special Act. In the ordinary course of business, our Korean subsidiary, Magnachip Mixed-Signal, Ltd. (“MMS”), may provide certain information relating to its products, including OLED DDI, to customers, suppliers or vendors, and such disclosure of information may be subject to both NCT and NHST restrictions, and therefore the MOTIE’s acceptance of prior reports and prior approval. Since the amendment of the foregoing NCT list in July 2021, we have filed prior-reports and applications for prior approval with the MOTIE for the export of our OLED DDI product-related information to certain overseas vendors that manufacture our products, and all such reports and applications have thus far been accepted and approved by the MOTIE.

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

In addition, in the event that there is any M&A transaction with respect to MMS that results in non-Korean ownership of 50% or more, or exertion of control over the appointment of officers/management by a non-Korean person or entity as the largest shareholder, a prior-report with and the acceptance by the MOTIE is required under the ITA and a prior approval from the MOTIE is required under the Special Act. There is no assurance that any report for an M&A transaction involving non-Korean acquirers or investors will be accepted by the MOTIE, nor we can assure approval for the M&A transaction from the MOTIE when such transaction is pursued in the future.

Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and other countries/regions, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there have been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since March of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs globally, and between the U.S. and China specifically, may negatively impact the affected countries’ economic conditions, which could negatively affect demand for our products in those countries and materially and adversely affect our business and results of operations of our customers serving the affected markets. The return of the Trump Administration and its recent imposition of additional tariffs on a number of countries in 2025 and threat of trade wars against foreign countries/regions have created even more uncertainties in international trade which may affect our business. For example, the imposition of tariffs could increase costs of the end-user products we supply that we may not be able to pass on to our customers, which could in turn cause a decrease in the sales of our products and materially and adversely affect our business and results of operations.

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

Our Korean subsidiaries have been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

Since 2015, our Korean subsidiaries have been subject to K-ETS, a new set of greenhouse gas emissions regulations, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiaries were allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and are required to meet their allocated target by either reducing emissions or purchasing allowances from other participants or the government in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations. During the first implementation period from 2015 to 2017 and second implementation period from 2018 to 2020, we did not exceed the allocated emission amount. Our Korean subsidiaries have been allocated emissions allowance in the third implementation period from 2021 to 2025, and we do not expect to exceed the allocated emission amount during the third implementation period. If, however, our Korean subsidiaries exceed the allocated emission amount the third implementation period, we will be required to pay for the excess emissions and may be subject to other regulatory action. We will continue to monitor our compliance with the emissions allowance on a yearly basis. In addition, from time to time, if we assess that we have excess allowances, we may sell such excess allowances to manufacturers in the emission market in Korea.

Furthermore, the Korean legislature enacted the Framework Act on Carbon Neutrality and Green Growth for Responding to Climate Change (the “Carbon Neutrality Framework Act”) on September 24, 2021. The Carbon Neutrality Framework Act aims to reduce greenhouse gas emissions by more than 35% by 2030 (compared to 2018) and proclaims the achievement of carbon neutrality by 2050 as a national vision. The Carbon Neutrality Framework Act is significant in that it legislates carbon neutrality and greenhouse gas reduction objectives, and enables the central administrative agencies, local governments and public institutions to implement various measures towards such objectives. On March 25, 2022, the Enforcement Decree of the Carbon Neutrality Framework Act (the “Enforcement Decree”) was enacted. The Enforcement Decree aims to provide details required for the execution of items prescribed under the Carbon Neutrality Framework Act. The key provisions of the Enforcement Decree include those setting the mid-to long-term greenhouse gas reduction goal at 40% and implementing the climate change impact assessment scheme. Based on that, on April 11, 2023, the Korean government published the 1st National Basic Plan for Carbon Neutrality and Green Growth (the “Basic Plan”). The Basic Plan is a national plan for responding to the climate crisis and sustainable development. Including annual reduction goals and implementation measures for each sector (e.g., industry and transportation), the Basic Plan will be updated every five years over the next 20 years between 2023 and 2042. It is anticipated that the Carbon Neutrality Framework Act and the Basic Plan, which aims to promote the harmonious development of the economy and the environment in conjunction with active greenhouse gas reduction measures, will serve as the foundation for the government’s climate change response policy going forward. Meanwhile, on August 29, 2024, the Constitutional Court of Korea (the “Constitutional Court”) held that Article 8, Paragraph 1 of the

Carbon Neutrality Framework Act is unconstitutional. This provision mandates the government to establish a national mid- to long-term target for reducing greenhouse gas emissions by at least 35% from 2018 levels by 2030 which is prescribed by presidential decree. The Constitutional Court ruled that this provision is indeed in violation of the Constitution because it fails to specify any emissions reduction targets beyond 2031, thereby infringing upon the petitioners’ right to clean environment. Considering that the extensive legislative authority to determine reduction targets during the period from 2031 to 2049, the Constitutional Court held that the provision would remain in effect until a legislative amendment is enacted, with a deadline set for February 28, 2026.

Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.

Enacted on January 26, 2021 and effective as of January 27, 2022 in Korea, the SAPA will impose enhanced liability exposure for workplace accidents. The legislative goal of the SAPA is to prevent serious accidents by prescribing punishments and punitive damages liability for business owners or responsible management personnel who have violated safety and health measures in the event of such serious accidents (serious industrial accidents and serious civil accidents). Since the law applies to businesses in Korea with 50 or more full-time employees starting from January 27, 2022, our Korean subsidiaries become subject to the law after the effective date. According to the SAPA, if a serious occupational accident occurs that results in at least one deceased person, at least two persons wounded for six months or more, or at least three persons suffering from occupational diseases within a one year period, if the “business owners or responsible management personnel” of the relevant business place is found to have failed to perform its “obligation to secure safety and health,” that person may be subject to imprisonment for up to 7 year or a fine of up to KRW 100 million (in case of death, imprisonment for not less than 1 year or a fine of not less than KRW 1 billion). Additionally, if there was negligence of the company in giving due attention and supervision to prevent such accident, the company will be subject to a fine up to KRW 1 billion (in case of death, a fine up to KRW 5 billion) under joint penalty provisions. Relevant responsible management personnel will also be required to spend more time, effort and cost to comply with the SAPA and perform the necessary additional duties imposed by the law to ensure compliance.

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

•

applicable law, including any restrictions under Korean law that may be imposed on our Korean subsidiary, Magnachip Semiconductor, Ltd., that would restrict its ability to make payments on intercompany loans from our Dutch subsidiary.

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

On July 19, 2023, the Board of Directors authorized us to repurchase up to $50 million of our outstanding common stock. Purchases have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. In connection with the repurchase program, we established a stock trading plan with Needham & Company, LLC in accordance with Rule 10b5-1 under the Securities Exchange Act. This share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. The IRA enacted in August 2022 imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year.

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12. Stock Repurchases” for more information.

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
As of December 31, 2024, we had approximately $27.2 million aggregate principal amount of indebtedness under the working capital Term Loan borrowed under the Loan Agreement, which is secured by a pledge of our Fab 3 properties. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
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

•
Ongoing Evaluation and Assessment of Systems and Procedure
: We monitor compliance with regulatory, industry and evolving data privacy requirements and update our cybersecurity risk management program from time to time as appropriate. We also continuously monitor our information security systems and processes on an ongoing basis to identify and remediate cybersecurity threats and vulnerabilities that could be exploited to adversely impact our business operations. To better preemptively identify risks and vulnerabilities in our security systems, we perform penetration testing for security controls using external third-party tools and encourage vulnerability reporting within our organization.

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

As of December 31, 2024, we have not identified any risks from cybersecurity threats, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats (including any previous cybersecurity incidents) that could be reasonably likely to materially affect us, please refer to our Risk Factors discussion under the heading ‘We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems that could damage our reputation, harm our business, expose us to liability and materially adversely affect our results of operations’ in Item 1A of this Annual Report on Form
10-K.
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
All of our assembly, test and packaging services for our Display IC, Power IC and Power discrete businesses are outsourced with the balance handled in-house.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.”

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
Magnachip Semiconductor Corporation	100	116.45	180.62	80.88	64.60	34.63
S&P 500 Index	100	115.29	146.30	117.85	146.41	180.54
Philadelphia Semiconductor Index	100	151.14	213.35	136.90	225.75	269.24

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

Issuer Purchases of Equity Securities

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 2024	89,261	$4.54	89,261	$27,097
November 2024(1)	528,775	$3.89	528,501	$25,041
December 2024(1)	228,191	$3.95	116,165	$24,589

Total	846,227	$3.98	733,927	$24,589

(1)	Includes 112,300 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communication, Internet of Things (“IoT”), consumer, computing, industrial and automotive applications. We have a proven record with about 45 years of operating history, a portfolio of approximately 1,000 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

On January 10, 2024, we transferred the MSS business line into a newly formed Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” Following the Reorganization, our MSS business line is primarily operated by Magnachip Mixed-Signal, Ltd. (“MMS”), and our PAS business line is primarily operated by Magnachip Semiconductor, Ltd. (“MSK”), our already existing Korean operating entity. Both entities are indirect wholly owned subsidiaries of the Company.

On December 31, 2024, our Power IC business was transferred from MMS to MSK, with the transfer being completed on January 1, 2025, to consolidate the Power IC and Power discrete businesses under a single company to expand and strengthen our Power Solutions business.

However, for the purpose of this Annual Report on Form 10-K for the year ended December 31, 2024, our historical results and descriptions of our business and operations reflect the Power IC business as part of the MSS business since it was part of that business group for all of the fiscal year 2024.

During fiscal year 2024, our MSS business line consisted of Display IC and Power IC businesses. Our Display IC products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover flat panel displays used in an array of applications, applied with liquid crystal display (“LCD”), organic light emitting diodes (“OLED”) or micro light emitting diode (“Micro LED”). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions addresses various resolutions, ranging from HD (High Definition) to UHD (Ultra High Definition), for a wide range of applications, including smartphones, televisions, automotive and IT applications, such as monitors, notebook PCs and tablet PCs, as well as AR/VRs. Our Power IC products provide Power IC solutions to major television suppliers and large panel display suppliers. These products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and others consumer electronics, as well as automotive applications.

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

Net sales for our standard products business are driven by design wins in which we are selected by an electronics original equipment manufacturer (“OEM”) or other potential customers to supply its demand for a particular product. A customer will often have more than one supplier designed into multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to external 12-inch foundries starting in the second half of 2015 and we have started outsourcing 8-inch wafer for OLED TV ICs and Power ICs after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing has been an important part of our supply chain management. By outsourcing manufacturing of OLED display driver IC and Power IC products to external foundries, we have been able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on external foundries exposes us to the risk of being unable to secure manufacturing capacity, particularly during the global shortage of foundry services. Although we work strategically with external foundries to ensure long-term wafer capacity, if these efforts are at any time unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.

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

Recent Developments

Transition to Pure-Play Power Company

On March 12, 2025, we announced that our Board of Directors and management team have made the decision to become a pure-play Power company to drive revenue growth, improve profitability, and maximize shareholder value. As a result, we are exploring all strategic options for its Display business (Display IC products), which is expected to be classified as discontinued operations when we report first fiscal quarter 2025 results of operations. Our strategic options include a sale, merger, joint venture, licensing, and wind-down. We currently intend to complete this strategic process and exit the Display business by the end of the second quarter of 2025.

As a result of this transition, future periods results of operations are expected to include only our Power IC and Power discrete business as continuing operations, which will impact future revenue by excluding the Display IC business revenue, which is to be classified as discontinued operations. In addition, our strategic actions with respect to the Display business could result in near term restructuring charges, among other things, which could material impact future period results of operations.

CAPEX Loans

On December 16, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company (“MSK”) and indirect wholly owned subsidiary of the Company, executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with Korea Development Bank (“KDB”). In connection with the Equipment Financing Credit Agreement, on December 16, 2024, MSK also entered into a Kun-Pledge Agreement (the “Equipment Pledge Agreement”) with KDB with respect to the pledge by MSK in favor of KDB of certain machinery and equipment currently owned by MSK, which are located in its fabrication facility located in Gumi, Korea (“Fab 3 machinery and equipment”).

The Equipment Financing Credit Agreement provides for loans for MSK’s capital expenditures (the “CAPEX Loans”) up to an aggregate of KRW 38,000,000,000 ($26.5 million based on the KRW/USD exchange rate of 1,432.7:1 as of December 16, 2024 as quoted by KEB Hana Bank), which will be funded directly to capital expenditure supply vendors by KDB upon the submission of a request form by MSK with the necessary evidence such as purchase agreement, invoice and other documentation, as applicable.

The CAPEX Loans will bear interest at a variable rate equal to the 3-month CD rate quoted by KDB, plus 0.68%, which rate is adjusted quarterly. The initial interest rate on CAPEX Loans was 3.97% per annum. CAPEX Loans mature in 10 years from the initial loan disbursement date, with an initial 2-year (measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by 8 years of amortizing payments where the principal is repaid in equal installments every 3 months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.

Term Loan

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with KDB. In connection with the Loan Agreement, on March 26, 2024, MSK entered into a Kun-Pledge (Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea (“Fab 3 properties”) in favor of KDB.

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

From January 2024 to December 2024, we repurchased 2,349,811 shares of our common stock in the open market for an aggregate purchase price of $11.8 million and a weighted average price per share of $5.04 under the new stock repurchase program.

From January 2025 to February 2025, we repurchased 31,254 shares of our common stock in the open market for an aggregate purchase price of $0.1 million and a weighted average price per share of $3.95 under the new stock repurchase program.

Macroeconomic Industry Conditions

The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, inventory corrections, shifting customer and end-user demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia and Ukraine, sustained military action and conflicts in the Middle East, and potential trade conflicts, including arising directly or indirectly from tariffs recently imposed by the United States, any one or more of which may cause volatility and unpredictability in the supply chain or market for semiconductor products and end-user demand. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. On January 16, 2025, BIS published amendments and clarifications of the U.S. Export Regulations which further tightened controls of advanced computing items. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we do not anticipate that they will have a material impact on our current business, but we will continue reviewing and assessing these rules and regulations and their potential impact on our business. Additional changes to the U.S. Export Regulations are expected, such as recently proposed rule changes that may expand restrictions on export transactions involving end users or end uses with military connections; but the scope or timing of such changes is uncertain. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) impairment and other charges and (v) early termination charges. EBITDA for the periods indicated is defined as net loss before interest income, interest expense, income tax benefit, net and depreciation and amortization.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Dollars in millions)
Net loss	$(54.3)	$(36.6)
Interest income	(8.8)	(10.4)
Interest expense	2.0	0.8
Income tax benefit, net	(8.3)	(10.9)
Depreciation and amortization	16.2	16.7

EBITDA	$(53.3)	$(40.5)

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Dollars in millions)
Adjustments:
Equity-based compensation expense(a)	$6.2	$7.2
Foreign currency loss (gain), net(b)	16.9	(0.5)
Derivative valuation loss (gain), net(c)	(0.1)	0.3
Impairment and other charges(d)	6.7	0.8
Early termination charges(e)	—	8.4

Adjusted EBITDA	$(23.6)	$(24.2)

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

(d)

For the year ended December 31, 2024, this adjustment eliminates $4.6 million of impairment loss primarily related to the tangible assets associated with our Display business, and $2.0 million of one-time cumulative financial impact in connection with certain employee benefits. For the year ended December 31, 2023, this adjustment eliminates $0.8 million of one-time employee incentives. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(e)

For the year ended December 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the voluntary resignation program (the “Program”) that we offered and paid to certain employees during the first half of 2023. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude (i) equity-based compensation expense, (ii) impairment and other charges and (iii) early termination charges.

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Dollars in millions)
Operating loss	$(53.0)	$(57.6)
Adjustments:
Equity-based compensation expense(a)	6.2	7.2
Impairment and other charges(b)	6.7	0.8
Early termination charges(c)	—	8.4

Adjusted Operating Loss	$(40.2)	$(41.2)

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

(b)

For the year ended December 31, 2024, this adjustment eliminates $4.6 million of impairment loss primarily related to the tangible assets associated with our Display business, and $2.0 million of one-time cumulative financial impact in connection with certain employee benefits. For the year ended December 31, 2023, this adjustment eliminates $0.8 million of one-time employee incentives. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.
(c)

For the year ended December 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered and paid to certain employees during the first half of 2023. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) impairment and other charges, (v) early termination charges and (vi) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss (including on a per share basis) for the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Dollars in millions, except per share data)
Net loss	$(54.3)	$(36.6)
Adjustments:
Equity-based compensation expense(a)	6.2	7.2
Foreign currency loss (gain), net(b)	16.9	(0.5)
Derivative valuation loss (gain), net(c)	(0.1)	0.3
Impairment and other charges(d)	6.7	0.8
Early termination charges(e)	—	8.4
Income tax effect on non-GAAP adjustments(f)	(4.6)	(2.2)

Adjusted Net Loss	$(29.2)	$(22.5)

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Dollars in millions, except per share data)
Reported loss per share—basic	$(1.44)	$(0.89)
Reported loss per share—diluted	$(1.44)	$(0.89)
Weighted average number of shares—basic	37,774,280	41,013,069
Weighted average number of shares—diluted	37,774,280	41,013,069
Adjusted loss per share—basic	$(0.77)	$(0.55)
Adjusted loss per share—diluted	$(0.77)	$(0.55)
Weighted average number of shares—basic	37,774,280	41,013,069
Weighted average number of shares—diluted	37,774,280	41,013,069

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

(d)

For the year ended December 31, 2024, this adjustment eliminates $4.6 million of impairment loss primarily related to the tangible assets associated with our Display business, and $2.0 million of one-time cumulative financial impact in connection with certain employee benefits. For the year ended December 31, 2023, this adjustment eliminates $0.8 million of one-time employee incentives. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(e)

For the year ended December 31, 2023, this adjustment eliminates the termination related charges of $8.4 million in connection with the Program that we offered and paid to certain employees during the first half of 2023. As these adjustments meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if these adjustments are excluded.

(f)

For the years ended December 31, 2024 and 2023, income tax effect on non-GAAP adjustments were calculated by calculating the tax benefit of each jurisdiction with or without the non-GAAP adjustments. For the year ended December 31, 2024, this adjustment eliminates the income tax effect on non-GAAP adjustments of negative $4.6 million, which mainly related to one of our operating entities in Korea. For the year ended December 31, 2023, this adjustment eliminates the income tax effect on non-GAAP adjustments of negative $2.2 million, which mainly related to our then primary operating entity in Korea.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2024 and 2023, we sold products to 176 and 165 customers, respectively, and our net sales to our ten largest customers (which does not include the Transitional Fab 3 Foundry Services) represented 74% and 69% of our net sales—standard products business, respectively.

We are currently in the process of winding down the Transitional Fab 3 Foundry Services, which represented 4.6% and 14.9% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2024, 95% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries,

Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of December 31, 2024, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $257.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth consolidated results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business	$221.1	95.4%	$195.7	85.1%	$25.5
Net sales—transitional Fab 3 foundry services	10.6	4.6	34.4	14.9	(23.8)

Total revenues	231.7	100.0	230.1	100.0	1.7
Cost of sales
Cost of sales—standard products business	168.0	72.5	143.8	62.5	24.2
Cost of sales—transitional Fab 3 foundry services	11.8	5.1	34.6	15.1	(22.8)

Total cost of sales	179.8	77.6	178.4	77.6	1.4

Gross profit	51.9	22.4	51.6	22.4	0.3
Selling, general and administrative expenses	47.1	20.3	48.5	21.1	(1.4)
Research and development expenses	51.2	22.1	51.6	22.4	(0.4)
Impairment and other charges	6.7	2.9	0.8	0.3	5.9
Early termination charges	—	—	8.4	3.7	(8.4)

Operating loss	(53.0)	(22.9)	(57.6)	(25.1)	4.6
Interest income	8.8	3.8	10.4	4.5	(1.7)
Interest expense	(2.0)	(0.8)	(0.8)	(0.4)	(1.1)
Foreign currency gain (loss), net	(16.9)	(7.3)	0.5	0.2	(17.4)
Others, net	0.5	0.2	0.0	0.0	0.5

	(9.6)	(4.1)	10.1	4.4	(19.7)

Loss before income tax benefit	(62.6)	(27.0)	(47.6)	(20.7)	(15.1)
Income tax benefit, net	(8.3)	(3.6)	(10.9)	(4.8)	2.6

Net loss	$(54.3)	(23.4)%	$(36.6)	(15.9)%	$(17.7)

Results by business line

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales—standard products business
Mixed-Signal Solutions	$54.3	23.4%	$44.4	19.3%	$10.0
Power Analog Solutions	166.8	72.0	151.3	65.8	15.5

Total standard products business	221.1	95.4	195.7	85.1	25.5
Net sales—transitional Fab 3 foundry services	10.6	4.6	34.4	14.9	(23.8)

Total revenues	$231.7	100.0%	$230.1	100.0%	$1.7

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit—standard products business
Mixed-Signal Solutions	$21.6	39.8%	$15.0	33.7%	$6.7
Power Analog Solutions	31.5	18.9	37.0	24.4	(5.5)

Total standard products business	53.1	24.0	51.9	26.5	1.2
Gross profit—transitional Fab 3 foundry services	(1.2)	(11.5)	(0.3)	(0.8)	(0.9)

Total gross profit	$51.9	22.4%	$51.6	22.4%	$0.3

Revenues

Total revenues were $231.7 million for the year ended December 31, 2024, a $1.7 million, or 0.7%, increase compared to $230.1 million for the year ended December 31, 2023. This increase was primarily due to an increase in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $221.1 million for the year ended December 31, 2024, a $25.5 million, or 13.0%, increase compared to $195.7 million for the year ended December 31, 2023.

Net sales from our Mixed-Signal Solutions business line increased from $44.4 million for the year ended December 31, 2023 to $54.3 million for the year ended December 31, 2024. The increase in net sales from our Mixed-Signal Solutions business line was primarily attributable to a higher demand for our Power IC products, primarily for televisions and OLED IT devices, and a higher demand for automotive OLED display driver ICs. This increase was offset in part by a decrease in revenue from our mobile OLED display driver ICs stemmed from slower than expected new design-wins and lower customer demand for legacy products, and weak demand for our auto-LCD display driver ICs also had an unfavorable impact on net sales.

Net sales from our Power Analog Solutions business line increased from $151.3 million for the year ended December 31, 2023 to $166.8 million for the year ended December 31, 2024. The increase in net sales from our Power Analog Solutions business line was attributable to a higher demand for power products such as MOSFETs, including high-end MOSFETs in the communication, consumer and computing applications.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $10.6 million and $34.4 million for the years ended December 31, 2024 and 2023, respectively.

Gross Profit

Total gross profit was $51.9 million for the year ended December 31, 2024 compared to $51.6 million for the year ended December 31, 2023, representing a $0.3 million, or 0.5%, increase. Gross profit as a percentage of total revenues was 22.4% for the year ended December 31, 2024, which remained almost flat, compared to 22.4% for the year ended December 31, 2023.

The standard products business. Gross profit from our standard products business was $53.1 million for the year ended December 31, 2024, representing a $1.2 million, or 2.3%, increase from $51.9 million for the year ended December 31, 2023. Gross profit as a percentage of net sales for the year ended December 31, 2024 decreased to 24.0% compared to 26.5% for the year ended December 31, 2023.

Gross profit from our Mixed-Signal Solutions business line was $21.6 million for the year ended December 31, 2024, which represented a $6.7 million, or 44.5%, increase from gross profit of $15.0 million for the year ended December 31, 2023. Gross profit as a percentage of net sales for the year ended December 31, 2024 increased to 39.8% compared to 33.7% for the year ended December 31, 2023. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to certain inventory reserve related to 12-inch display products in the year ended December 31, 2023 resulting from lower demand for China smartphones.

Gross profit from our Power Analog Solutions business line was $31.5 million for the year ended December 31, 2024, which represented a $5.5 million, or 14.8%, decrease from gross profit of $37.0 million for the year ended December 31, 2023. Gross profit as a percentage of net sales for the year ended December 31, 2024 decreased to 18.9% compared to 24.4% for the year ended December 31, 2023. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix and a lower utilization rate of our internal fabrication facility in Gumi as a result of the wind-down of transitional foundry services.

Net Sales—Standard Products Business by Geographic Region

We report net sales—standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(Dollars in millions)
Korea	$86.0	38.9%	$66.8	34.1%	$19.2
Asia Pacific (other than Korea)	128.0	57.9	119.2	60.9	8.7
United States	2.1	1.0	2.8	1.4	(0.7)
Europe	5.1	2.3	6.8	3.5	(1.7)

	$221.1	100.0%	$195.7	100.0%	$25.5

Net sales—standard products business in Korea increased from $66.8 million for the year ended December 31, 2023 to $86.0 million for the year ended December 31, 2024, or by $19.2 million, or 28.7%,

primarily due to a higher demand for power products such as MOSFETs, including high-end MOSFETs, primarily for smartphones, televisions and home appliance. A higher demand for our Power IC products, primarily for televisions and OLED IT devices, also had a favorable impact on net sales.

Net sales—standard products business in the Asia Pacific increased from $119.2 million for the year ended December 31, 2023 to $128.0 million for the year ended December 31, 2024, or by $8.7 million, or 7.3%, primarily due to a higher demand for power products such as MOSFETs, including high-end MOSFETs, primarily for battery management system and e-motors, which was offset in part by a decrease in revenue from our mobile OLED display driver ICs and auto-LCD display driver ICs. A higher demand for automotive OLED display driver ICs also had a favorable impact on net sales.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $47.1 million, or 20.3% of total revenues for the year ended December 31, 2024, compared to $48.5 million, or 21.1% of total revenues for the year ended December 31, 2023. The decrease of $1.4 million, or 2.8%, was primarily attributable to a decrease in employee compensation including certain incentives and benefit related accruals, which was offset in part by an increase in professional fees mainly comprised of legal and consulting fees in connection with the establishment of new operating entity in China.

Research and Development Expenses. Research and development expenses were $51.2 million, or 22.1% of total revenues for the year ended December 31, 2024, which remained almost flat, compared to $51.6 million, or 22.4%, of total revenues for the year ended December 31, 2023.

Impairment and Other Charges. For the year ended December 31, 2024, we recorded $4.6 million of impairment loss primarily related to the tangible assets associated with our Display business. During the same period, we also recorded $2.0 million of one-time cumulative financial impact in connection with certain employee benefits. For the year ended December 31, 2023, we recorded $0.8 million of one-time employee incentives.

Early Termination Charges. For the year ended December 31, 2023, we recorded $8.4 million of termination-related charges in connection with the Program that we offered and paid to certain employees during the first half of 2023.

Operating Loss

As a result of the foregoing, operating loss of $53.0 million was recorded for the year ended December 31, 2024 compared to operating loss of $57.6 million the year ended December 31, 2023. As discussed above, the decrease in operating loss of $4.6 million resulted primarily from a $8.4 million decrease in early termination charges and a $1.4 million decrease in selling, general and administrative expenses, which was offset in part by a $5.9 million increase in impairment and other charges.

Other Income (Expense)

Interest Income. Interest income was $8.8 million and $10.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Interest Expense. Interest expense was $2.0 million and $0.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. The increase of $1.1 million, or 137.8%, was primarily due to the Term Loan that we executed in March, 2024.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the year ended December 31, 2024 was $16.9 million compared to net foreign currency gain of $0.5 million for the year ended December 31, 2023. The net foreign currency loss for the year ended December 31, 2024 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to one of our Korean subsidiaries, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2024 and 2023, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $257.7 million and $285.1 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

We recorded $8.3 million net income tax benefit for the year ended December 31, 2024, which is primarily attributable to income tax benefit from one of our Korean subsidiaries due to its net operating loss.

We recorded $10.9 million income tax benefit for the year ended December 31, 2023, which was primarily attributable to income tax benefit of $13.0 million from our then primary operating entity in Korea, due mainly to its net operating loss, and this benefit was partially offset by income tax expense of $3.0 million from our Dutch subsidiary. The Dutch subsidiary’s income tax expense was mainly attributable to the foreign currency gains and withholding tax related to the loans granted to our Korean subsidiary by our Dutch subsidiary.

Net Loss

As a result of the foregoing, net loss of $54.3 million was recorded for the year ended December 31, 2024 compared to net loss of $36.6 million for the year ended December 31, 2023. As discussed above, the $17.7 million increase in net loss was primarily attributable to a $17.4 million increase in net foreign currency loss, a $2.6 million decrease in income tax benefit, a $1.7 million decrease in interest income and a $1.1 million increase in interest expense, which was offset in part by a $4.6 million improvement in operating loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2024, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of December 31, 2024, the outstanding obligation of this arrangement is approximately $13.9 million for remaining service term through 2028.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $27.2 million based on the KRW/USD exchange rate of 1,470.0:1 as of December 31, 2024 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

As of December 31, 2024, cash and cash equivalents held by our Korean subsidiaries were $128.6 million, which represents 93% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

Year ended December 31, 2024 compared to year ended December 31, 2023

As of December 31, 2024, our cash and cash equivalents balance was $138.6 million, a $19.5 million decrease compared to $158.1 million as of December 31, 2023.

Cash outflow used in operating activities totaled $6.1 million for the year ended December 31, 2024, compared to $3.0 million of cash outflow used in operating activities for the year ended December 31, 2023. The net operating cash outflow for the year ended December 31, 2024 reflects our net loss of $54.3 million, as adjusted favorably by $61.1 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency loss and stock-based compensation, and net unfavorable impact of $12.9 million from changes of operating assets and liabilities.

Our working capital balance as of December 31, 2024 was $173.0 million compared to $198.5 million as of December 31, 2023. The decrease in working capital balance was mainly attributable to a $19.5 million decrease in cash and cash equivalents, primarily as a result of $11.8 million of stock repurchases under our stock repurchase program.

Cash outflow used in investing activities totaled $11.7 million for the year ended December 31, 2024, compared to a $7.7 million of cash outflow used in investing activities for the year ended December 31, 2023. The $4.0 million increase in cash outflow was primarily attributable to $4.6 million increase in purchase of property, plant and equipment and a $3.0 million net increase in hedge collateral, which was offset in part by a $3.7 million net decrease in guarantee deposits.

Cash inflow provided by financing activities totaled $16.6 million for the year ended December 31, 2024, compared to $52.3 million of cash outflow used in financing activities for the year ended December 31, 2023. The financing cash inflow for the year ended December 31, 2024 was primarily attributable to the $30.1 million of proceeds received from the new Term Loan with KDB, which was offset in part by a payment of $12.3 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the year ended December 31, 2023 was primarily attributable to a payment of $51.4 million for the repurchases of our common stock pursuant to our stock repurchase programs and a payment of $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the year ended December 31, 2024, capital expenditures for property, plant and equipment were $11.6 million, a $4.6 million, or 66.8%, increase from $7.0 million for the year ended December 31, 2023. The capital expenditures for the year ended December 31, 2024 also included expenditures related to setting up our newly established operating entity in China.

Looking ahead, we expect the capital expenditures for the year ending December 31, 2025 to be in the range of $26–28 million, which includes approximately $14-15 million for new investments into our fabrication facility in Gumi, Korea. The capital expenditures for 2025 and into 2026 will be funded through the $26.5 million Equipment Financing Credit Agreement, which is specifically designated for equipment purchases or upgrades in our Gumi fabrication. These new investments in Gumi are expected to drive development of new generation portfolio, and upgrade new tools to optimize product mix and improve gross profit margin in the near future and the longer-term.

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

The gross amount of inventory reserves charged to cost of sales totaled $7.0 million and $9.4 million in the fiscal years ended December 31, 2024 and 2023, respectively. The new cost base related to the sale of inventory that was previously written down totaled $7.6 million and $5.5 million in the fiscal years ended December 31, 2024 and 2023, respectively.

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

Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and valuation allowance recorded against our net deferred tax assets. We record a valuation allowance when it is determined that it is more likely than not that a deferred tax asset will not be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, we consider all available positive and negative evidence, including projected future taxable income, tax planning strategies, and the expected timing of the reversals of existing temporary differences on a jurisdictional basis. Based on the assessment, we have recorded a full valuation allowance against one of Korean operating entity as well as Chinese, Dutch and Luxembourg entities. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.

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

Item 7A. [Reserved]

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Stockholders of
Magnachip Semiconductor Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnachip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023
,
and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control-Integrated Framework
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 17 to the consolidated financial statements, the Company has net deferred tax assets of $52.8 million, including a valuation allowance of $81.7 million, as of December 31, 2024. Management determines deferred tax assets and liabilities based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
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
Seoul, Korea March 14, 2025
We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$138,610	$158,092
Accounts receivable, net	28,402	32,641
Inventories, net	30,535	32,733
Other receivables	4,444	4,295
Prepaid expenses	10,379	7,390
Hedge collateral (Note 9)	2,080	1,000
Other current assets (Note 1)	4,779	9,283

Total current assets	219,229	245,434
Property, plant and equipment, net	81,463	100,122
Operating lease right-of-use assets	3,107	4,639
Intangible assets, net	507	1,537
Long-term prepaid expenses	165	5,736
Deferred income taxes (Note 17)	52,889	50,836
Other non-current assets	21,956	12,187

Total assets	$379,316	$420,491

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,642	$24,443
Other accounts payable	10,764	5,292
Accrued expenses	8,648	10,457
Accrued income taxes	56	1,496
Operating lease liabilities	1,393	1,914
Other current liabilities (Note 1)	3,765	3,286

Total current liabilities	46,268	46,888
Long-term borrowing	27,211	—
Accrued severance benefits, net	17,094	16,020
Non-current operating lease liabilities	1,823	2,897
Other non-current liabilities	10,123	10,088

Total liabilities	102,519	75,893

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,498,507 shares issued and 36,912,118 outstanding at December 31, 2024 and 56,971,394 shares issued and 38,852,742 outstanding at December 31, 2023	574	569
Additional paid-in capital	279,423	273,256
Retained earnings	244,576	298,884
Treasury stock, 20,586,389 shares at December 31, 2024 and 18,118,652 shares at December 31, 2023, respectively	(225,883)	(213,454)
Accumulated other comprehensive loss	(21,893)	(14,657)

Total stockholders’ equity	276,797	344,598

Total liabilities and stockholders’ equity	$379,316	$420,491

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales—standard products business	$221,140	$195,690
Net sales—transitional Fab 3 foundry services	10,597	34,361

Total revenues	231,737	230,051
Cost of sales:
Cost of sales—standard products business	168,008	143,762
Cost of sales—transitional Fab 3 foundry services	11,814	34,649

Total cost of sales	179,822	178,411

Gross profit	51,915	51,640
Operating expenses:
Selling, general and administrative expenses	47,098	48,470
Research and development expenses	51,194	51,563
Impairment and other charges	6,654	802
Early termination charges	—	8,449

Total operating expenses	104,946	109,284

Operating loss:	(53,031)	(57,644)
Interest income	8,771	10,435
Interest expense	(1,969)	(828)
Foreign currency gain (loss), net	(16,899)	465
Other income, net	485	13

Loss before income tax benefit	(62,643)	(47,559)
Income tax benefit, net	(8,335)	(10,937)

Net loss	$(54,308)	$(36,622)

Loss per common share—
Basic	$(1.44)	$(0.89)
Diluted	$(1.44)	$(0.89)
Weighted average number of shares—
Basic	37,774,280	41,013,069
Diluted	37,774,280	41,013,069
The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023
	(In thousands of U.S. dollars)

Net loss	$(54,308)	$(36,622)

Other comprehensive loss:
Foreign currency translation adjustments	(5,579)	(4,020)
Derivative adjustments
Fair valuation of derivatives	(2,525)	(1,536)
Reclassification adjustment for loss on derivatives included in net loss	868	3,452

Total other comprehensive loss	(7,236)	(2,104)

Total comprehensive loss	$(61,544)	$(38,726)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Balance at December 31, 2022	43,824,575	$564	$266,058	$335,506	$(161,422)	$(12,553)	$428,153

Stock-based compensation	—	—	7,223	—	—	—	7,223
Exercise of stock options	4,000	0	27	—	—	—	27
Settlement of restricted stock units	534,945	5	(52)	—	—	—	(47)
Acquisition of treasury stock	(5,510,778)	—	—	—	(52,032)	—	(52,032)
Other comprehensive loss, net	—	—	—	—	—	(2,104)	(2,104)
Net loss	—	—	—	(36,622)	—	—	(36,622)

Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598

Stock-based compensation	—	—	6,214	—	—	—	6,214
Settlement of restricted stock units	527,113	5	(47)	—	—	—	(42)
Acquisition of treasury stock	(2,467,737)	—	—	—	(12,429)	—	(12,429)
Other comprehensive loss, net	—	—	—	—	—	(7,236)	(7,236)
Net loss	—	—	—	(54,308)	—	—	(54,308)

Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(54,308)	$(36,622)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,161	16,684
Provision for severance benefits	8,020	5,333
Loss on foreign currency, net	32,851	3,373
Provision (reversal) for inventory reserves	(529)	3,885
Stock-based compensation	6,214	7,223
Impairment charges	4,637	—
Deferred income taxes	(7,034)	(13,405)
Others, net	799	757
Changes in operating assets and liabilities
Accounts receivable, net	2,719	1,909
Inventories	(1,583)	2,370
Other receivables	(115)	3,847
Prepaid expenses	8,877	8,808
Other current assets	1,753	8,048
Accounts payable	(1,971)	7,152
Other accounts payable	(14,160)	(8,934)
Accrued expenses	(607)	493
Accrued income taxes	(1,432)	(1,569)
Deferred revenue	(305)	85
Other current liabilities	(856)	(109)
Other non-current liabilities	(335)	(238)
Contributions to severance insurance deposit accounts	(2,383)	(5,101)
Payment of severance benefits	(2,407)	(6,982)
Others, net	(139)	(21)

Net cash used in operating activities	(6,133)	(3,014)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	627	5,669
Payment of hedge collateral	(1,706)	(3,754)
Purchase of property, plant and equipment	(11,600)	(6,955)
Payment for intellectual property registration	(316)	(263)
Collection of guarantee deposits	3,535	4,984
Payment of guarantee deposits	(2,175)	(7,338)
Collection of short-term financial instruments	30,000	—
Purchase of short-term financial instruments	(30,000)	—
Others, net	(37)	—

Net cash used in investing activities	(11,672)	(7,657)
Cash flows from financing activities
Proceeds from long-term borrowing	30,059	—
Proceeds from exercise of stock options	—	27
Acquisition of treasury stock	(12,891)	(51,782)
Repayment of financing related to water treatment facility arrangement	(472)	(493)
Repayment of principal portion of finance lease liabilities	(139)	(91)

Net cash provided by (used in) financing activities	16,557	(52,339)
Effect of exchange rates on cash and cash equivalents	(18,234)	(4,375)

Net decrease in cash and cash equivalents	(19,482)	(67,385)
Cash and cash equivalents at beginning of period	158,092	225,477

Cash and cash equivalents at end of period	$138,610	$158,092

Supplemental cash flow information
Cash paid for interest	$966	$—
Cash paid for income taxes, net	$1,339	$1,442
Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$369	$42
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$451	$544
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, stock-based compensation, property, plant and equipment, leases, other long-lived assets, accrued severance benefits, long-term employee benefits, and contingent liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests, and calculation of current and deferred income taxes and deferred tax valuation allowances, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates.
Foreign Currency Translation
The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the U.S. dollar to be their respective functional currencies. The Korean Won is the functional currency for the Company’s Korean subsidiaries, which are the primary operating subsidiaries of the Company. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period
exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income or loss of stockholders’ equity. Foreign currency translation gains or losses on transactions by the Company or its subsidiaries in a currency other than its or its subsidiaries’ functional currency are included in foreign currency gain (loss), net in its statements of operations.
Cash and Cash Equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase, or deposit accounts that can be withdrawn at any time without significant penalty.
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
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $2,294 thousand and $3,883 thousand as other current assets as of December 31, 2024 and 2023, respectively.

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
Impairment of Long-Lived Assets
The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.” Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the Level 3 fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.
Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, estimated cost structure and operating expense, weighted average costs of capital, and future market conditions, among others.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2024, 95% of all employees of the Company were eligible for severance benefits.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

All
amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $698 thousand and $768 thousand for the years ended December 31, 2024 and 2023, respectively.

The
Company recorded deferred revenue of $1,120 thousand and $1,036 thousand as other current liabilities as of December 31, 2023 and 2022, respectively. Of the recorded deferred revenue, $1,032 thousand and $1,011 thousand were recognized
as revenue during the years ended December 31, 2024 and 2023, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $27 thousand and $68 thousand for the years ended December 31, 2024 and 2023, respectively.
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
Licensed Patents and Technologies
The Company has entered into a number of royalty agreements to license patents and technology used in the design of its products. The Company carries two types of royalties:
lump-sum
and running basis.
Lump-sum
royalties, which require initial payments, usually paid in installments, represent a non-refundable
commitment, such that the total present value of these payments is recorded on the balance sheet as a prepaid expense for the current portion and other non-current
assets for the
non-current
portion, and the related liabilities are recorded as other
non-current
liabilities upon execution of the agreements and the costs are amortized over the contract period using the straight-line method and charged to research and development expenses in the consolidated statements of operations.
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
Earnings (Loss) Per Share
In accordance with ASC 260, “Earnings Per Share”, the Company computes basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period including stock options and restricted stock units, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options and restricted stock units). In determining the hypothetical shares repurchased, the Company uses the average share price for the period. In the case that earnings are negative, any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.
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
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
(“ASU 2023-07”),
which requires an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and required certain annual disclosures to be provided on an interim basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU
2023-07,
as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU
2023-07
during the year ended December 31, 2024. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Geographic and Other Information” for more information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU
2024-03,
“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses”
(“ASU 2024-03”).
ASU
2024-03
requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU
2024-03
is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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
Fair Value of Financial Instruments
As of December 31, 2024, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2024	Fair Value Measurement December 31, 2024	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,956	$1,956	—	$1,956	—
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
Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs. The carrying value of the Company’s outstanding Term Loan approximates its fair value because its variable interest rate reflect market rate as of December 31, 2024. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2024, the Company remeasured the fair value of tangible and intangible assets in connection with the impairment assessment for its Display business, which operates under the MSS business line. For the year ended December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 14. Impairment and Other Charges” for more information.
3. Accounts Receivable
Accounts receivable as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$28,818	$33,024
Notes receivable	77	43
Less:
Allowance for credit losses	(68)	(78)
Sales return reserves	(425)	(348)

Accounts receivable, net	$28,402	$32,641

Changes in allowance for credit losses for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$(78)	$(79)
Provision	(4)	—
Write off	4	—
Translation adjustments	10	1

Ending balance	$(68)	$(78)

Changes in sales return reserves for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$(348)	$(183)
Provision	(142)	(162)
Usage	—	—
Translation adjustments	65	(3)

Ending balance	$(425)	$(348)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Commencing in March 2012, the Company has been a party to an agreement to sell selected trade accounts receivable to a financial institution from time to time. After a sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There were no
sale of accounts receivable for the years ended December 31, 2024 and 2023. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount program with a certain customer. This discount arrangement allows the Company to accelerate collection of customers’ receivables.
4. Inventories
Inventories as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$7,802	$8,432
Semi-finished goods and work-in-process	26,797	29,339
Raw materials	3,607	5,543
Materials in-transit	61	18
Less: inventory reserve	(7,732)	(10,599)

Inventories, net	$30,535	$32,733

Changes in inventory reserve for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$(10,599)	$(14,677)
Change in reserve
Inventory reserve charged to costs of sales	(6,979)	(9,360)
Sale of previously reserved inventory	7,610	5,528

	631	(3,832)
Write off	1,222	7,552
Translation adjustments	1,014	358

Ending balance	$(7,732)	$(10,599)

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
3

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2024 and 2023 are comprised of the following (in thousands):

	December 31,
	2024	2023
Buildings and related structures	$21,873	$24,532
Machinery and equipment	126,971	139,710
Finance lease right-of-use assets	606	902
Others	33,274	35,471

	182,724	200,615
Less: accumulated depreciation	(115,236)	(115,889)
Land	11,237	12,811
Construction in progress	2,738	2,585

Property, plant and equipment, net	$81,463	$100,122

Aggregate depreciation expenses totaled $15,639 thousand and $16,068 thousand for the years ended December 31, 2024 and 2023, respectively.
Pledge Agreement
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
On December 16, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 16, 2024, MSK also entered into a
Kun-Pledge
Agreement (the “Equipment Pledge Agreement”) with KDB with respect to the pledge by MSK in favor of KDB of certain machinery and equipment currently owned by MSK, which are located in its fabrication facility located in Gumi, Korea.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Long-Term Borrowing” for more information.
Impairment of Long-Lived Assets
During the fourth quarter of 2024, the Company recorded in its consolidated statement of operations $3,509 thousand of impairment loss associated with its Display business, which operates under MSS business line and was triggered by a decline in expected future cash flows due to changes in market conditions and business outlook.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 14. Impairment and Other Charges” for more information.
6. Intangible Assets
Intangible assets as of December 31, 2024 and 2023 are comprised of the following (in thousands):

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,599	$(7,092)	$507

Intangible assets	$7,599	$(7,092)	$507

	December 31, 2023
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,150	$(7,613)	$1,537

Intangible assets	$9,150	$(7,613)	$1,537

Aggregate amortization expense for intangible assets totaled $522 thousand and $616 thousand for the years ended December 31, 2024 and 2023, respectively.
The aggregate amortization expense of intangible assets for the next five years are estimated to be $219 thousand, $140 thousand, $78 thousand, $47 thousand and $23 thousand for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively.
Impairment of Long-Lived Assets
During the fourth quarter of 2024, the Company recorded in its consolidated statement of operations $666 thousand of impairment loss associated with its Display business, which operates under MSS business line and was triggered by a decline in expected future cash flows due to changes in market conditions and business outlook.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 14. Impairment and Other Charges” for more information.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of December 31, 2024 and 2023 are as follows (in thousands):

		December 31,
Leases	Classification	2024	2023
Assets
Operating lease	Operating lease right-of-use assets	$3,107	$4,639
Finance lease	Property, plant and equipment, net	390	511

Total lease assets		$3,497	$5,150

Liabilities
Current
Operating	Operating lease liabilities	$1,393	$1,914
Finance	Other current liabilities	153	146
Non-current
Operating	Non-current operating lease liabilities	1,823	2,897
Finance	Other non-current liabilities	294	432

Total lease liabilities		$3,663	$5,389

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	2.5 years	2.8 years
Finance leases	2.9 years	3.7 years
Weighted average discount rate
Operating leases	6.8%	6.6%
Finance leases	7.1%	7.4%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,177	$2,071
Finance lease cost
Amortization of right-of-use assets	138	147
Interest on lease liabilities	35	31

Total lease cost	$2,350	$2,249

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The above table does not include an immaterial cost of short-term leases for the years ended December 31, 2024 and 2023.
O
ther lease information is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,222	$2,118
Operating cash flows from finance leases	35	31
Financing cash flows from finance leases	140	91
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were
$
967 thousand and $1,909 thousand for the years ended December 31, 2024 and 2023, respectively.
The aggregate future lease payments for operating and finance leases as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$1,564	$179
2026	1,117	166
2027	711	132
2028	106	18
2029	27	—

Total future lease payments	3,525	495
Less: Imputed interest	(308)	(48)

Present value of future payments	$3,217	$447

8. Accrued Expenses
Accrued expenses as of December 31, 2024 and 2023 are comprised of the following (in thousands):

	December 31,
	2024	2023
Payroll, benefits and related taxes, excluding severance benefits	$5,518	$5,947
Withholding tax attributable to intercompany interest income	1,419	1,671
Outside service fees	1,221	1,953
Others	490	886

Accrued expenses	$8,648	$10,457

9. Derivative Financial Instruments
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
31
,
2024
are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
April 05, 2024	Zero cost collar	$9,000	January 2025 to March 2025
July 09, 2024	Zero cost collar	$18,000	April 2025 to September 2025
October 17, 2024	Zero cost collar	$9,000	October 2025 to December 2025
Details of derivative contracts as of December 31, 2023 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
April 03, 2023	Zero cost collar	$18,000	January 2024 to June 2024
August 09, 2023	Zero cost collar	$27,000	January 2024 to September 2024
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2024	2023
Asset Derivatives:
Zero cost collars	Other current assets	$—	$152
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,956	$1
Offsetting of derivative liabilities as of December 31, 2024 are as follows (in thousands):

As of December 31, 2024	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,956	$—	$1,956	$—	$(1,080)	$876
Offsetting of derivative assets and liabilities as of December 31, 2023 are as follows (in thousands):

As of December 31, 2023	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$152	$—	$152	$—	$—	$152
Liability Derivatives:
Zero cost collars	$1	$—	$1	$—	$—	$1

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	2024	2023		2024	2023		2024	2023
Zero cost collars	$(2,988)	$(1,085)	Net sales	$(868)	$(3,452)	Other income, net	$77	$(299)
As of December 31, 2024, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $966 thousand.
The Company set aside cash deposits to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
Counterparty	2024	2023
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $
500 thousand. As of December 31, 2024, $1,080 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.

There was no such cash collateral required as of December 31, 2023.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.
10. Long-Term Borrowing
Term Loan
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
(approximately $
29,835
 thousand based on the KRW/USD exchange rate of
1,340.7
:1 as of March 26, 2024 as quoted by KEB Hana Bank), which was funded in full to MSK on March 26, 2024.
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
As of December 31, 2024, approximately $27,211 thousand aggregate principal amount of the Term Loan was outstanding.
CAPEX Loans
On December 16, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 16, 2024, MSK also entered into a
Kun-Pledge
Agreement (the “Equipment Pledge Agreement”) with KDB with respect to the pledge by MSK in favor of KDB of certain machinery and equipment currently owned by MSK, which are located in its fabrication facility located in Gumi, Korea (“Fab 3 machinery and equipment”).
The Equipment Financing Credit Agreement provides for loans for MSK’s capital expenditures (the “CAPEX Loans”) up to an aggregate of KRW 38,000,000,000 ($26,523 thousand based on the KRW/USD exchange rate of 1,432.7:1 as of December 16, 2024 as quoted by KEB Hana Bank), which will be funded directly to capital expenditure supply vendors by KDB upon the submission of a request form by MSK with the necessary evidence such as purchase agreement, invoice and other documentation, as applicable.
The CAPEX Loans will bear interest at a variable rate equal to the
3-month
CD rate quoted by KDB, plus 0.68%, which rate is adjusted quarterly. The initial interest rate on CAPEX Loans was 3.97% per annum. CAPEX Loans mature in 10 years from the initial loan disbursement date (the “Maturity Date”), with an initial
2-year
(measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by 8 years of amortizing payments where the principal is repaid in equal installments every 3 months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.
As of December 31, 2024, there was no CAPEX loan outstanding under the Equipment Financing Credit Agreement.
11. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

their length of service and rate of pay. As of December 31, 2024, 95% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$45,932	$48,496
Provisions	8,020	5,333
Severance payments	(2,407)	(6,982)
Translation adjustments	(5,951)	(915)

	45,594	45,932
Less: Cumulative contributions to severance insurance deposit accounts	(28,476)	(29,882)
The National Pension Fund	(24)	(30)

Accrued severance benefits, net	$17,094	$16,020

The severance benefits funded through the Company’s National Pension Fund have been and will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.
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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance Benefit
2025	$284
2026	$312
2027	$520
2028	$361
2029	$2,980
2030 – 2034	$19,680
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
From January 2024 to December 2024, the Company repurchased 2,349,811 shares of its common stock in the open market for an aggregate purchase price of $11.8 million and a weighted average price per share of $5.04 under the new stock repurchase program.
From January 2025 to February 2025, the Company repurchased 31,254 shares of its common stock in the open market for an aggregate purchase price of $0.1 million and a weighted average price per share of $3.95 under the new stock repurchase program.
13. Equity Incentive Plans
The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. The 2011 Plan was amended on October 23, 2017, to revise the Compensation Recovery Policy of the 2011 Plan. The 2011 Plan was amended on April 26, 2018 to amend the tax withholding provisions as they relate to directed sales of shares. At the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved its 2020 Equity and Incentive Compensation Plan, or the 2020 Plan, which is administered by the Compensation Committee. Following the adoption of the 2020 Plan, no further awards may be issued under the 2011 Plan. At the 2023

9
2

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Annu
al Meeting of Stockholders held on May 18, 2023, the Company’s stockholders approved an increase of an additional
1,990,000
shares of the Company’s common stock available for issuance under the 2020 Plan.
Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory
stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant. As of December 31, 2024 an aggregate maximum of 13,342,919 shares were authorized and 1,107,013 shares were reserved for all future grants.
Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan and 2020 Plan. Stock options typically vest over one to three years following grant, subject to the participant’s continued service through the applicable vesting dates. As of December 31, 2024, no stock options or stock appreciation rights had been granted under 2020 Plan.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes restricted stock unit activities for the year ended December 31, 2024.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2024	1,006,367	$11.85
Granted	1,635,014	5.01
Vested	(527,113)	8.73
Forfeited	(160,526)	11.38

Outstanding at December 31, 2024	1,953,742	$7.01

Total compensation expenses recorded for the restricted stock units were $6,214 thousand and $7,223 thousand for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $5,425 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 1.4 year. Total fair value of restricted stock units vested were $4,603 thousand and $6,634 thousand for the years ended December 31, 2024 and 2023, respectively.
The following summarizes stock option activities for the year ended December 31, 2024. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2024	802,858	$7.89	$459	2.0 years
Expired	(45,000)	$18.75	—	—
Forfeited	(29,066)	$8.51	—	—

Outstanding at December 31, 2024	728,792	$7.19	$—	1.1 years

Vested and Exercisable at December 31, 2024	728,792	$7.19	$—	1.1 years

There were no compensation expenses recorded for the stock options for the years ended December 31, 2024 and 2023.
14. Impairment and Other Charges
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
4

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

During the fourth quarter of 2024, the Company identified impairment indicators for certain assets within its Display business, which operates under the Mixed-Signal Solutions (“MSS”) business line. The Company operates as a single reportable segment, standard products business, consisting of two business lines: MSS business line and the Power Analog Solutions (“PAS”) business line. The MSS business line included Power IC and Display businesses, with the impairment assessment focused solely on the Display business.
Factors considered in the impairment analysis include: (i) a sharp decline in actual performance compared to historical results, (ii) significantly lower-than-expected future performance projections, (iii) a sustained decrease in market capitalization below net book value, and (iv) significant negative industry or economic trends. Based on these factors, the Company determined that the recoverability of the Display business asset group should be assessed.
In accordance with ASC
360-10,
the Company evaluated the impairment at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. The recoverability test was performed by comparing the carrying amount of the asset group to its estimated future undiscounted pre-tax
cash flows over the remaining useful life of the primary long-lived asset. As a result of this analysis, the Company concluded that the carrying value of the Display business asset group was not fully recoverable and determined its fair value using the discounted cash flow (DCF) method, which led to the recognition of an impairment charge of $4,637 thousand. This charge has been included in impairment and other charges in the consolidated statements of operations for the year ended December 31, 2024.
Other Charges
For the year ended December 31, 2024, the Company recorded a one-time
cumulative financial impact of $2,017 thousand in its consolidated statement of operations in connection with certain employee benefits.
For the year ended December 31, 2023, the Company recorded in its consolidated statement of operations $802 thousand of one-time
employee incentives, which were paid during the third quarter of 2023.
15. Early Termination Charges
For the year ended December 31, 2023, the Company recorded in its consolidated statement of operations $8,449 thousand of termination related charges as “early termination charges” in connection with the Program, which was available for the employees with more than 20 years of service.
16. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to MSK, one of the Company’s Korean subsidiaries. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2024 and 2023, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $
257,670 thousand and $285,136 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,470.0:1 and 1,289.4:1 using the first base rate as of December 31, 2024 and 2023, respectively, as quoted by the KEB Hana Bank.

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
The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income (loss) before income tax expense (benefit)
Domestic	$(10,955)	$2,691
Foreign	(51,688)	(50,250)

	(62,643)	(47,559)

Current income tax expense (benefit)
Domestic	0	13
Foreign	191	3,020
Uncertain tax position liability (foreign)	(3)	(41)

	188	2,992

Deferred income tax benefit
Domestic	(1,482)	(1,053)
Foreign	(7,041)	(12,876)

	(8,523)	(13,929)

Total income tax benefit	$(8,335)	$(10,937)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes (benefit) incurred is different from the amount calculated by applying the statutory tax rate to the income (loss) before income tax expense (benefit). The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Provision computed at statutory rates	$(13,155)	$(9,988)
Change in statutory tax rates	(2,329)	269
Difference in foreign tax rates	8,522	1,401
Permanent differences
Derivative assets/liabilities adjustment	(6)	(17)
TPECs, hybrid and other interest	1,262	(2,003)
Equity-based compensation	(61)	(388)
Permanent foreign currency loss	(1,113)	(910)
Penalty	77	78
Subpart F income	624	—
Intercompany debt restructuring	3,125	—
Disallowed tax attributes	(4,147)	—
Other permanent differences	372	25
Withholding tax	(172)	1,594
Change in valuation allowance	(37)	(429)
Tax credits claimed	(1,803)	(636)
Uncertain tax positions liability	(3)	(41)
Change in net operating loss carry-forwards	210	17
Foreign local taxes	42	45
Others	257	46

Income tax benefit	$(8,335)	$(10,937)

For the year ended December 31, 2024, the permanent tax benefit of $
4,147 thousand was related to disallowed tax attributes associated with assets of MSS business line which were transferred as an in-kind
contribution between two Korean subsidiaries in January, 2024. The permanent tax expense of $3,125 thousand related to intercompany debt restructuring recorded for the year ended December 31, 2024 was derived from the waiver and release of unpaid interests of the intercompany loans granted to one of the Company’s Korean subsidiaries by the Dutch subsidiary. In connection with the waiver of unpaid interests, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $172 thousand.
For the year ended December 31, 2023, the withholding tax expense of $
1,594
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Inventory reserves	$1,090	$2,519
Accrued expenses	1,202	1,593
Property, plant and equipment	2,593	2,679
Accumulated severance benefits	8,024	9,927
Operating lease right-of-use liabilities	740	997
Foreign currency translation loss	24,271	19,049
NOL carry-forwards	96,358	96,361
Tax credit carry-forwards	15,149	14,372
Other long-term payable	2,205	2,242
Interest expense deduction limitation	3,150	3,610
Derivative liabilities	434	—
Others	8,905	1,191

Total deferred tax assets	164,121	154,540
Less: Valuation allowance	(81,653)	(87,201)

	82,468	67,339

Deferred tax liabilities
Prepaid expense	1,741	1,787
Severance benefit deposits	5,274	6,456
Operating lease right-of-use assets	715	960
Foreign currency translation gain	13,090	6,411
Others	8,870	892

Total deferred tax liabilities	29,690	16,506

Net deferred tax assets	$52,778	$50,833

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

C
hanges in valuation allowance for deferred tax assets for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$87,201	$84,563
Reductions	(38)	(428)
Translation adjustments	(5,510)	3,066

Ending balance	$81,653	$87,201

As of December 31, 2024 and 2023, respectively, the Company recorded a valuation allowance of $81,653 thousand and $87,201 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries.
The Company has recorded a full valuation allowance against one of Korean subsidiaries and certain foreign subsidiaries’ deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. The valuation allowances at December 31, 2024 and 2023 were primarily attributable to its Luxembourg subsidiary.
The net operating loss carry-forwards balance as of December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
NOL carry-forwards	$418,102	$403,989
As of December 31, 2024, the Company had $418,102 thousand of net operating loss carry-forwards available to offset future taxable income, of which $265,295 thousand is associated with the Company’s Luxembourg subsidiary, mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Of the $265,295 thousand net operating loss carry-forwards, $257,036 thousand is carried forward indefinitely and the remaining $8,259 thousand expires from 2034 through 2041. The net operating loss carry-forwards retained by the Company’s U.S. parent amounts to $53,440 thousand, $3,063 thousand is carried forward indefinitely and the remaining $50,377 thousand expires at various dates through 2037. The total net operating loss carry-forwards retained by the Company’s Korean subsidiaries amounts to $99,367 thousand, in which $58,837 thousand expires in 2038, and the remaining $40,530 thousand expires in 2039.
The Company utilized net operating loss of $402 and $1,886 thousand for the years ended December 31, 2024 and 2023, respectively. The Company also has Dutch tax credit carry-forwards of approximately $13,010 thousand as of December 31, 2024. The Dutch tax credits are carried forward to be used for an indefinite period of time.
Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, and the U.S. and in various other jurisdictions. The Company is subject to income- or non-income
tax examinations by tax authorities of these
jurisdictions
for all open tax years.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT
SHARE DATA)

As of December 31, 2024 and 2023, the Company recorded $
253
 thousand and $
274
 thousand of unrecognized tax benefits, respectively.
A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Unrecognized tax benefits, balance at the beginning	$274	$316
Additions based on tax positions related to the current year	51	25
Lapse of statute of limitations	(54)	(66)
Translation adjustments	(18)	(1)

Unrecognized tax benefits, balance at the ending	$253	$274

No interest and penalties related to unrecognized tax benefits were recognized as of December 31, 2024 and 2023.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.
18. Geographic and Other Information
The Company operates within a single operating segment, standard products business, and also separately reports Transitional Fab 3 Foundry Services revenue and cost of sales.
The Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company and measures performance of two business lines of MSS and PAS in the standard products business at the level of revenue and gross profit margin by comparing actual results against previously forecasted targets.
The Company’s CODM does not evaluate the performance of each business line using any information, such as asset or liability, other than revenue and gross profit margin.
In previous reporting periods, the Company categorized revenues from two business lines in its standard products business: the Display Solutions business line and the Power Solutions business line. As part of the Reorganization, the Company regrouped its standard products business into the Mixed-Signal Solutions business line and the Power Analog Solutions business line. Accordingly, effective as of the first quarter of fiscal 2024, the Company categorizes its standard product business revenue by those two regrouped business lines. See “Note 1. Business, Basis of Presentation and Significant Accounting Policies—Business” for additional information regarding the Reorganization.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Revenues for the year ended December 31, 2023 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		MSS	PAS	Total
Display Solutions	$32,134	$32,134	$—	$32,134
Power Solutions	163,556	12,232	151,324	163,556

	$195,690	$44,366	$151,324	$195,690

The following sets forth information relating to the operating segment, standard products business, as well as the Transitional Fab 3 Foundry Services (in thousands). For financial information below gross profit, including operating income and expenses as well as other income and expenses, please refer to the Company’s consolidated statement of operations.

	Year Ended December 31,
	2024	2023
Revenues
Standard products business
Mixed-Signal Solutions	$54,336	$44,366
Power Analog Solutions	166,804	151,324

Total standard products business	221,140	195,690
Transitional Fab 3 foundry services	10,597	34,361

Total revenues	$231,737	$230,051

	Year Ended December 31,
	2024	2023
Cost of Sales
Standard products business
Mixed-Signal Solutions	$32,706	$29,397
Power Analog Solutions	135,302	114,365

Total standard products business	168,008	143,762
Transitional Fab 3 foundry services	11,814	34,649

Total cost of sales	$179,822	$178,411

	Year Ended December 31,
	2024	2023
Gross Profit
Standard products business
Mixed-Signal Solutions	$21,630	$14,969
Power Analog Solutions	31,502	36,959

Total standard products business	53,132	51,928
Transitional Fab 3 foundry services	(1,217)	(288)

Total gross profit	$51,915	$51,640

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2024	2023
Korea	$85,991	$66,817
Asia Pacific (other than Korea)	127,967	119,244
United States	2,120	2,830
Europe	5,062	6,799

Total	$221,140	$195,690

For the years ended December 31, 2024 and 2023, of the Company’s net sales—standard products business in Asia Pacific (other than Korea), net sales—standard products business in Greater China (China and Hong Kong) represented 74.8% and 67.0%, respectively, and net sales—standard products business in Japan represented 10.1% and 11.5%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 74% and 69% for the years ended December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, the Company had two customers that represented 21.4% and 14.7% of its net sales—standard products business, and for the year ended December 31, 2023, the Company had two customers that represented 16.7% and 13.4% of its net sales—standard products business.
As of December 31, 2024, one customer of the Company’s standard products business accounted for 34.8% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services). As of December 31, 2023, three customers of the Company’s standard products business accounted for 34.9%, 14.4% and 13.9% of its accounts receivable – standard products business (which does not include the Transitional Fab 3 Foundry Services), respectively.
97% of the Company’s property, plant and equipment are located in Korea as of December 31, 2024.
19. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following at December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Foreign currency translation adjustments	$(20,927)	$(15,348)
Derivative adjustments	(966)	691

Total	$(21,893)	$(14,657)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 are as follows (in thousands):

Year Ended December 31, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(5,579)	(2,525)	(8,104)
Amounts reclassified from accumulated other comprehensive loss	—	868	868

Net current-period other comprehensive loss	(5,579)	(1,657)	(7,236)

Ending balance	$(20,927)	$(966)	$(21,893)

Year Ended December 31, 2023	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,328)	$(1,225)	$(12,553)

Other comprehensive loss before reclassifications	(4,020)	(1,536)	(5,556)
Amounts reclassified from accumulated other comprehensive loss	—	3,452	3,452

Net current-period other comprehensive income (loss)	(4,020)	1,916	(2,104)

Ending balance	$(15,348)	$691	$(14,657)

There was an income tax benefit of $463 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2024. There was an income tax expense of $452 thousand related to changes in accumulated other comprehensive loss for
the year ended December 31, 2023.
20. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In thousands of U.S. dollars, except share data)
Basic loss per share
Net loss	$(54,308)	$(36,622)

Basic weighted average common stock outstanding	37,774,280	41,013,069
Basic loss per common share	$(1.44)	$(0.89)
Diluted loss per share
Net loss	$(54,308)	$(36,622)

Basic weighted average common stock outstanding	37,774,280	41,013,069
Net effect of dilutive equity awards	—	—

Diluted weighted average common stock outstanding	37,774,280	41,013,069
Diluted loss per common share	$(1.44)	$(0.89)

10
3

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the years ended December 31, 2024 and 2023, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.
The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2024	2023
Options	728,792	802,858
Restricted Stock Units	1,953,742	1,006,367
21. Subsequent Events
Derivative contracts
In February 2025, the Company and NFIK entered into derivative contracts of zero cost collars for the period from January 2026 to March 2026. The total notional amounts are $9,000 thousand.
Transition to Pure-Play Power Company
On March 7, 2025, the Company’s Board of Directors authorized a new strategy to transition into a pure-play Power company, focusing its investments on the Power discrete and Power IC businesses to enhance profitability and maximize shareholder value. As part of this strategy, the Company has initiated a strategic process for its Display business. The goal is to complete this process by the end of the second quarter of 2025, the Display business is expected to be classified as discontinued operations in accordance with U.S. GAAP. Accordingly, beginning with the Company’s Q1 2025 financial statements, the Display business will be reported separately from continuing
operations, which will consist of Power discrete and Power IC business lines.
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
and
15d-15(e)
promulgated under the Exchange Act, as of December 31, 2024. Based on this evaluation, our Principal Executive Officer and our

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth in
Internal Control—Integrated
Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or officers, as defined in
Rule 16a-1(f),
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
Insider Trading Policy
We have adopted an insider trading policy (“Securities Trading Policy”) governing the purchase, sale and/or other dispositions of the Company’s securities by the Company’s directors, officers and employees, among other covered persons. The Company believes this policy is reasonably designed to promote and enforce compliance by such covered persons with applicable insider trading laws, rules and regulations, and the listing standards applicable to the Company. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.
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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed on December 30, 2020).

3.4	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.5	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

3.7	Certificate of Designation of Series A-1, Junior Participating Preferred Stock of Magnachip Semiconductor Corporation, as filed with the Secretary of State of Delaware on December 13, 2021.

Exhibit No.	Exhibit Description

4.1#	Description of Securities

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

10.3*	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2020).

10.4*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.5*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.6*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.6-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.6-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.6-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.6-4*	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young-Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10.7*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.7-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.7-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.8*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

Exhibit No.	Exhibit Description

10.8-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.8-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.9*	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 7, 2020).

10.10*	Executive Service Agreement, effective as of February 23, 2022, by and between Shin Young Park, Magnachip Semiconductor Corporation and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on February 23, 2022).

10.11*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.12*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.13*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.14*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.15*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.16*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.17*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.18*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.19*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.20*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.21*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

Exhibit No.	Exhibit Description

10.22*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.23*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.24*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.25*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.26*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.27*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.28*	Patent Cross-License Agreement, with an effective date as of June 15, 2017, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.29*	First Amendment to the Patent Cross-License Agreement, with an effective date as of January 1, 2022, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.30*	Form of 2020 Plan Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.31*	Form of 2020 Plan Restricted Stock Units Agreement (CEO and other Section 16 Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.32*	Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.33*	Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.34*	Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.35*	Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.36	Agreement, dated as of April 11, 2023, by and among Magnachip Semiconductor Corporation, Jackson Square Advisors LLC, GT Investments II Corp and Gilbert Nathan (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 13, 2023).

Exhibit No.	Exhibit Description

10.37	Separation Agreement, dated as of March 22, 2024, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd. and Chan Ho Park (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2024).

10.38	Standard Credit Agreement, dated as of March 26, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation).

10.39	Kun-Pledge (Mortgage) Agreement, dated as of March 26, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation).

10.40	Separation Agreement, dated as of July 29, 2024, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., Magnachip Mixed-Signal, Ltd. and Woung Moo Lee (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2024).

10.41	Consulting Agreement, dated as of August 1, 2024, by and between Magnachip Mixed-Signal, Ltd. and Woung Moo Lee (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2024).

10.42#	Amendment to Kun-Pledge (Mortgage) Agreement, dated as of December 8, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation).

10.43#^	Amendment to Kun-Pledge (Mortgage) Agreement, dated as of December 8, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation).

10.44#	Standard Credit Agreement, dated as of December 16, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation).

16.1	Letter from Samil PricewaterhouseCoopers dated as of March 14, 2025 (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2025).

19.1#	Securities Trading Policy

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy, adopted as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 8, 2024).

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith
^

Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Young-Joon Kim	March 14, 2025
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shin Young Park	March 14, 2025
Shin Young Park, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Camillo Martino	March 14, 2025
Camillo Martino, Non-Executive Chairman of the Board of Directors

/s/ Liz Chung	March 14, 2025
Liz Chung, Director

/s/ Ilbok Lee	March 14, 2025
Ilbok Lee, Director

/s/ Gilbert Nathan	March 14, 2025
Gilbert Nathan, Director