Form 10-Q
period 2025-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2025-05-12
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2025, the registrant had 36,063,605 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		1
Item 1.	Interim Consolidated Financial Statements (Unaudited)	1
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	2
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	5
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	[Reserved]	43
Item 4.	Controls and Procedures	43
PART II OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	46
Item 6.	Exhibits	47
SIGNATURES		48

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$132,654	$138,610
Accounts receivable, net	28,270	28,402
Inventories, net	32,633	30,535
Other receivables	5,229	4,444
Prepaid expenses	10,591	10,379
Hedge collateral (Note 8)	2,080	2,080
Other current assets (Note 18)	4,017	4,779

Total current assets	215,474	219,229
Property, plant and equipment, net	80,289	81,463
Operating lease right-of-use assets	3,602	3,107
Intangible assets, net	500	507
Long-term prepaid expenses, net	177	165
Deferred income taxes	53,435	52,889
Other non-current assets	20,390	21,956

Total assets	$373,867	$379,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,483	$21,642
Other accounts payable	10,522	10,764
Accrued expenses (Note 7)	8,796	8,648
Accrued income taxes	52	56
Operating lease liabilities	1,693	1,393
Other current liabilities	2,241	3,765

Total current liabilities	47,787	46,268
Long-term borrowing	27,276	27,211
Accrued severance benefits, net	18,041	17,094
Non-current operating lease liabilities	1,881	1,823
Other non-current liabilities	9,681	10,123

Total liabilities	104,666	102,519

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,571,469 shares issued and 36,675,789 outstanding at March 31, 2025 and 57,498,507 shares issued and 36,912,118 outstanding at December 31, 2024	575	574
Additional paid-in capital	280,452	279,423
Retained earnings	235,698	244,576
Treasury stock, 20,895,680 shares at March 31, 2025 and 20,586,389 shares at December 31, 2024, respectively	(227,047)	(225,883)
Accumulated other comprehensive loss	(20,477)	(21,893)

Total stockholders’ equity	269,201	276,797

Total liabilities and stockholders’ equity	$373,867	$379,316

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – Power solutions business	$44,722	$39,912
Net sales – transitional Fab 3 foundry services	—	3,526

Total revenues	44,722	43,438
Cost of sales:
Cost of sales – Power solutions business	35,360	32,868
Cost of sales – transitional Fab 3 foundry services	—	4,211

Total cost of sales	35,360	37,079

Gross profit	9,362	6,359
Operating expenses:
Selling, general and administrative expenses	9,714	9,540
Research and development expenses	5,936	6,210

Total operating expenses	15,650	15,750

Operating loss	(6,288)	(9,391)
Interest income	1,545	2,141
Interest expense	(449)	(185)
Foreign currency loss, net	(405)	(4,988)
Other income, net	114	44

Loss from continuing operations before income tax expense (benefit)	(5,483)	(12,379)
Income tax expense (benefit), net	(401)	1,905

Loss from continuing operations	(5,082)	(14,284)
Loss from discontinued operations, net of tax	(3,796)	(1,133)

Net loss	$(8,878)	$(15,417)

Basic loss per common share—
Continuing operations	$(0.14)	$(0.37)
Discontinued operations	$(0.10)	$(0.03)
Total	$(0.24)	$(0.40)
Diluted loss per common share—
Continuing operations	$(0.14)	$(0.37)
Discontinued operations	$(0.10)	$(0.03)
Total	$(0.24)	$(0.40)
Weighted average number of shares—
Basic	36,887,841	38,544,781
Diluted	36,887,841	38,544,781
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands of U.S. dollars)
Net loss	$(8,878)	$(15,417)
Other comprehensive income (loss)
Foreign currency translation adjustments	755	(3,497)
Derivative adjustments
Fair valuation of derivatives	136	(605)
Reclassification adjustment for loss on derivatives included in net loss	525	59

Total other comprehensive income (loss)	1,416	(4,043)

Total comprehensive loss	$(7,462)	$(19,460)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
				Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2025:
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	1,030	—	—	—	1,030
Settlement of restricted stock units	72,962	1	(1)	—	—	—	—
Acquisition of treasury stock	(309,291)	—	—	—	(1,164)	—	(1,164)
Other comprehensive income, net	—	—	—	—	—	1,416	1,416
Net loss	—	—	—	(8,878)	—	—	(8,878)

Balance at March 31, 2025	36,675,789	$575	$280,452	$235,698	$(227,047)	$(20,477)	$269,201

Three Months Ended March 31, 2024:
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	900	—	—	—	900
Settlement of restricted stock units	37,179	0	(0)	—	—	—	—
Acquisition of treasury stock	(626,279)	—	—	—	(4,153)	—	(4,153)
Other comprehensive loss, net	—	—	—	—	—	(4,043)	(4,043)
Net loss	—	—	—	(15,417)	—	—	(15,417)

Balance at March 31, 2024	38,263,642	$569	$274,156	$283,467	$(217,607)	$(18,700)	$321,885

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(8,878)	$(15,417)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,273	4,099
Provision for severance benefits	1,514	1,405
Loss (gain) on foreign currency, net	(35)	10,226
Provision (reversal) for inventory reserves	1,208	(947)
Stock-based compensation	1,030	900
Deferred income taxes	(415)	1,313
Other, net	225	263
Changes in operating assets and liabilities
Accounts receivable, net	635	1,401
Inventories	(3,259)	801
Other receivables	(811)	(385)
Prepaid expenses	1,233	905
Other current assets	970	331
Accounts payable	2,542	563
Other accounts payable	(2,622)	(5,256)
Accrued expenses	(111)	(2,045)
Accrued income taxes	(6)	167
Other current liabilities	(901)	(387)
Other non-current liabilities	354	(624)
Payment of severance benefits	(325)	(884)
Other, net	(290)	(401)

Net cash used in operating activities	(4,669)	(3,972)
Cash flows from investing activities
Purchase of property, plant and equipment	(208)	(668)
Payment for intellectual property registration	(63)	(60)
Collection guarantee deposits	21	1,133
Payment of guarantee deposits	(139)	(1,874)
Other, net	—	1

Net cash used in investing activities	(389)	(1,468)
Cash flows from financing activities
Proceeds from long-term borrowing	—	30,059
Acquisition of treasury stock	(1,306)	(4,659)
Repayment of financing related to water treatment facility arrangement	(111)	(121)
Repayment of principal portion of finance lease liabilities	(38)	(35)

Net cash provided by (used in) financing activities	(1,455)	25,244
Effect of exchange rates on cash and cash equivalents	557	(6,294)

Net increase (decrease) in cash and cash equivalents	(5,956)	13,510
Cash and cash equivalents at beginning of period	138,610	158,092

Cash and cash equivalents at end of period	$132,654	$171,602

Supplemental cash flow information
Cash paid for interest on long-term borrowing	$321	$—
Cash paid (refund) for income taxes	$(337)	$270
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,840	$285
Non-cash financing activities
Unsettled common stock repurchases	$247	$—
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1. Business, Basis of Presentation and Significant Accounting Policies
Business
Magnachip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a designer and manufacturer of analog and mixed-signal power semiconductor platform solutions for various applications, including industrial, automotive, communication, consumer and computing.
The Company develops and manufactures Power discrete products and develops Power integrated circuit (“IC”) products. Power discrete products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop personal computers (“PCs”), notebook PCs, tablet PCs, servers, other consumer electronics, as well as automotive and industrial applications such as power suppliers,
e-bikes,
solar inverters, LED lighting and motor drives. Power IC products include
AC-DC/DC-DC
converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and others consumer electronics, as well as automotive applications.
In 2024, the Power IC business was operated by Magnachip Mixed-Signal, Ltd. (“MMS”), which later transferred the business to Magnachip Semiconductor, Ltd. (“MSK”) effective January 1, 2025, pursuant to an intercompany business transfer agreement executed between MMS and MSK. The transfer was based on the mutual understanding that consolidating the Power IC and Power Analog Solutions businesses under a single company would create a more effective framework for expanding and strengthening the Company’s business for Power products.
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
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect a plan to shut down the Company’s Display business and transition into a pure-play Power company. The assets and liabilities related to the discontinued Display business have not been reclassified on the consolidated balance sheets as of March 31, 2025. See Note 2 “Discontinued Operations” for additional information. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2025, except for those related to discontinued operations as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2024-03,
“Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses”
(“ASU 2024-03”).
Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU
2024-03
requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU
2024-03
is effective for

public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
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

2. Discontinued Operations
On March 7, 2025, the Company’s Board of Directors authorized a strategy to transition to a pure-play Power company, focusing its investments on the Power Analog Solutions and Power IC businesses to enhance profitability and maximize shareholder value. As part of this strategy, the Company explored all strategic options including a sale, merger, joint venture, licensing, and wind-down for its Display business (Display IC products). However, the Company was not able to consummate a transaction following several months of discussions with several interested parties on terms that the Company’s Board of Directors believed were in the best interests of the Company and its stockholders.
Accordingly, on April 6, 2025, the Company’s Board of Directors unanimously approved the plan to shut down the Company’s Display business (the “Discontinued Business”), including the liquidation of MMS, the Company’s indirect wholly owned subsidiary that operated the discontinued Display business. After shutting down the Display business, the Company will provide limited support to satisfy remaining customer obligations including the sale of certain “end of life” (“EOL”) Display products, which will be conducted by MSK. The Company will maintain a small team to continue to support customers with respect to EOL Display products.
The following table summarizes the results from discontinued operations, net of tax, for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands of U.S. dollars)
Net sales	$9,556	$5,629
Cost of sales	6,439	3,020

Gross profit	3,117	2,609
Operating expenses:
Selling, general and administrative expenses	1,032	1,724
Research and development expenses	5,782	4,953
Other charges	127	—

Total operating expenses	6,941	6,677

Operating loss from discontinued operations	(3,824)	(4,068)

Interest income	126	72
Interest expense	(94)	(53)
Foreign currency loss, net	(4)	(13)

Loss from discontinued operations before income tax benefit	(3,796)	(4,062)
Income tax benefit, net	—	(2,929)

Loss from discontinued operations, net of tax	$(3,796)	$(1,133)

The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Significant non-cash operating activities:
Depreciation and amortization	$11	$358
Provision for severance benefits	207	310
Stock-based compensation	162	73
Investing activities:
Capital expenditures	$—	$—

3. Inventories
Inventories as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$7,901	$7,802
Semi-finished goods and work-in-process	29,743	26,797
Raw materials	3,540	3,607
Materials in-transit	203	61
Less: inventory reserve	(8,754)	(7,732)

Inventories, net	$32,633	$30,535

Changes in inventory reserve for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$(7,732)	$(10,599)
Change in reserve
Inventory reserve charged to costs of sales	(2,299)	(1,550)
Sale of previously reserved inventory	1,268	2,661

	(1,031)	1,111
Write off	197	266
Translation adjustments	(188)	275

Ending balance	$(8,754)	$(8,947)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

4. Property, Plant and Equipment
Property, plant and equipment as of March 31, 2025 and December 31, 2024 are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Buildings and related structures	$21,925	$21,873
Machinery and equipment	127,341	126,971
Finance lease right-of-use assets	608	606
Others	33,454	33,274

	183,328	182,724
Less: accumulated depreciation	(118,685)	(115,236)
Land	11,264	11,237
Construction in progress	4,382	2,738

Property, plant and equipment, net	$80,289	$81,463

Aggregate depreciation expenses associated with our continuing operations totaled $3,191 thousand and $3,655 thousand for the three months ended March 31, 2025 and 2024, respectively.
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
On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK amended the
Kun-Pledge
Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility located in Gumi, Korea.
See “Note 11. Long-Term Borrowing” to these consolidated financial statements below for more information regarding the Loan Agreement.
5. Intangible Assets
Intangible assets as of March 31, 2025 and December 31, 2024 are comprised of the following (in thousands):

	March 31, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,598	$(7,098)	$500

Intangible assets	$7,598	$(7,098)	$500

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,599	$(7,092)	$507

Intangible assets	$7,599	$(7,092)	$507

Aggregate amortization expenses associated with our continuing operations totaled $71 thousand and $86 thousand for the three months ended March 31, 2025 and 2024, respectively.

6. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from one year to five years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

Leases	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease	Operating lease right-of-use assets	$3,602	$3,107
Finance lease	Property, plant and equipment, net	355	390

Total lease assets		$3,957	$3,497

Liabilities
Current
Operating lease	Operating lease liabilities	$1,693	$1,393
Finance lease	Other current liabilities	156	153
Non-current
Operating lease	Non-current operating lease liabilities	1,881	1,823
Finance lease	Other non-current liabilities	255	294

Total lease liabilities		$3,985	$3,663

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	2.3 years	2.5 years
Finance leases	2.7 years	2.9 years
Weighted average discount rate
Operating leases	6.6%	6.8%
Finance leases	7.1%	7.1%
The components of lease cost from continuing operations included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$522	$508
Finance lease cost
Amortization of right-of-use assets	36	35
Interest on lease liabilities	7	10

Total lease cost	$565	$553

The above table does not include an immaterial cost of short-term leases for the three months ended March 31, 2025 and 2024.

Other lease information associated with continuing operations is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$660	$519
Operating cash flows from finance leases	7	10
Financing cash flows from finance leases	38	35
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $966 thousand and $625 thousand for the three months ended March 31, 2025 and 2024, respectively.
The aggregate future lease payments for operating and finance leases as of March 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$1,362	$134
2026	1,607	167
2027	765	132
2028	111	18
2029	26	—

Total future lease payments	3,871	451
Less: Imputed interest	(297)	(40)

Present value of future payments	$3,574	$411

7. Accrued Expenses
Accrued expenses as of March 31, 2025 and December 31, 2024 are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll, benefits and related taxes, excluding severance benefits	$5,413	$5,518
Withholding tax attributable to intercompany interest income	1,759	1,419
Outside service fees	1,115	1,221
Others	509	490

Accrued expenses	$8,796	$8,648

8. Derivative Financial Instruments
The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of March 31, 2025 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 09, 2024	$18,000	April 2025 to September 2025
October 17, 2024	$9,000	October 2025 to December 2025
February 03, 2025	$9,000	January 2026 to March 2026

Details of the zero cost collar contracts as of December 31, 2024 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 05, 2024	$9,000	January 2025 to March 2025
July 09, 2024	$18,000	April 2025 to September 2025
October 17, 2024	$9,000	October 2025 to December 2025
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2025	December 31, 2024
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,321	$1,956
Offsetting of derivative liabilities as of March 31, 2025 is as follows (in thousands):

As of March 31, 2025	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,321	$—	$1,321	$—	$(1,080)	$241
Offsetting of derivative assets and liabilities as of December 31, 2024 is as follows (in thousands):

As of December 31, 2024	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,956	$—	$1,956	$—	$(1,080)	$876
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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain Recognized in Statement of Operations on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024		2025	2024
Zero cost collars	$136	$(605)	Net sales	$(525)	$(59)	Other income, net	$29	$25

	$136	$(605)		$(525)	$(59)		$29	$25

As of March 31, 2025, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $305 thousand.
The Company has set aside a cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

Counterparty	March 31, 2025	December 31, 2024
SC	$1,000	$1,000

Total	$1,000	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and SC for any exposure in excess of $500 thousand, respectively. As of March 31, 2025 and December 31, 2024, $1,080 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

9. Fair Value Measurements
Fair Value of Financial Instruments
As of March 31, 2025, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2025	Fair Value Measurement March 31, 2025	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,321	$1,321	—	$1,321	—
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
Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs. The carrying value of the Company’s outstanding Term Loan approximates its fair value because its variable interest rate reflects the market rate for the respective periods. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

10. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2025, 95% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$45,594	$45,932
Provisions	1,514	1,405
Severance payments	(325)	(884)
Translation adjustments	103	(1,969)

	46,886	44,484
Less: Cumulative contributions to severance insurance deposit accounts	(28,821)	(28,954)
The National Pension Fund	(24)	(27)

Accrued severance benefits, net	$18,041	$15,503

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
2026	$316
2027	$557
2028	$375
2029	$3,063
2030	$3,468
2031 – 2036	$21,778
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

11. Long-Term Borrowing
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
As of March 31, 2025, approximately $27,276 thousand aggregate principal amount of the Term Loan was outstanding.
CAPEX Loans
On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK also amended the
Kun-Pledge
Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility located in Gumi, Korea (“Fab 3 machinery and equipment”).
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
The CAPEX Loans will bear interest at a fixed rate quoted by the treasury bond market yield (a six-year Korea treasury bill rate). CAPEX Loans mature in ten years from the initial loan disbursement date (the “Maturity Date”), with an initial two-year
(measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by eight years of amortizing payments where the principal is repaid in equal installments every three months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.
As of March 31, 2025, there w
e
re
 no CAPEX
L
oan
s
outstanding under the Equipment Financing Credit Agreement.
12. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to MSK, one of the Company’s Korean subsidiaries. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2025 and December 31, 2024, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $260,731 thousand and $257,670 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,466.5:1 and 1,470.0:1 using the first base rate as of March 31, 2025 and December 31, 2024, respectively, as quoted by the KEB Hana Bank.

13. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three months ended March 31, 2025, the Company recorded an income tax benefit of $401 thousand, primarily related to its primary operating entity in Korea based on the estimated taxable loss for the respective period.
For the three months ended March 31, 2024, the Company recorded an income tax expense of $1,905 thousand, primarily related to a deferred tax adjustment associated with the assets transferred between our Korean subsidiaries as an in-kind
contribution.

14. Geographic and Other Information
The Company operates within a single operating segment, Power solutions business, and also separately reports transitional Fab 3 foundry services revenue and cost of sales.
The Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company and measures performance of two business lines of Power Analog Solutions and Power IC in the Power solutions business at the level of revenue and gross profit margin by comparing actual results against previously forecasted targets.
The Company’s CODM does not evaluate the performance of each business line using any information, such as asset or liability, other than revenue and gross profit margin.
Revenues for the three months ended March 31, 2024 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		Power Analog Solutions	Power IC	Discontinued Operations	Total
Mixed-Signal Solutions	$9,006	$—	$3,377	$5,629	$9,006

Power Analog Solutions	36,535	36,535	—	—	36,535

	$45,541	$36,535	$3,377	$5,629	$45,541

The following sets forth information relating to the operating segment, Power solutions business, as well as the transitional Fab 3 foundry services (in thousands). For financial information below gross profit, including operating income and expenses as well as other income and expenses, please refer to the Company’s consolidated statement of operations.

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Power solutions business
Power Analog Solutions	$39,857	$36,535
Power IC	4,865	3,377

Total Power solutions business	$44,722	$39,912
Transitional Fab 3 foundry services	—	3,526

Total revenues	$44,722	$43,438

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of Sales
Power solutions business
Power Analog Solutions	$32,757	$30,901
Power IC	2,603	1,967

Total Power solutions business	$35,360	$32,868
Transitional Fab 3 foundry services	—	4,211

Total cost of sales	$35,360	$37,079

	Three Months Ended
	March 31, 2025	March 31, 2024
Gross Profit
Power solutions business
Power Analog Solutions	$7,100	$5,634
Power IC	2,262	1,410

Total Power solutions business	$9,362	$7,044
Transitional Fab 3 foundry services	—	(685)

Total gross profit	$9,362	$6,359

The following is a summary of net sales – Power solutions business by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Korea	$21,716	$17,091
Asia Pacific (other than Korea)	20,992	21,089
United States	1,182	338
Europe	832	1,394

Total	$44,722	$39,912

For the three months ended March 31, 2025 and 2024, of the Company’s net sales – Power solutions business in Asia Pacific (other than Korea), net sales – Power solutions business in China and Hong Kong together represented 83.1% and 81.3%, respectively, and net sales – Power solutions business in Taiwan represented 11.3% and 12.0%, respectively.
Net sales from the Company’s top ten largest customers in the Power solutions business accounted for 75% and 74% for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, the Company had one customer that represented 32.9% of its net sales – Power solutions business. For the three months ended March 31, 2024, the Company had three customers that represented 28.1%, 10.6% and 10.1% of its net sales – Power solutions business, respectively.
As of March 31, 2025, one customer of the Company’s Power solutions business accounted for 45.5% of its accounts receivable – Power solutions business. As of December 31, 2024, one customer of the Company’s Power solutions business accounted for 42.3% of its accounts receivable – Power solutions business.

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31, 2025	December 31, 2024
Foreign currency translation adjustments	$(20,172)	$(20,927)
Derivative adjustments	(305)	(966)

Total	$(20,477)	$(21,893)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

Three Months Ended March 31, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)

Other comprehensive income before reclassifications	755	136	891
Amounts reclassified from accumulated other comprehensive loss	—	525	525

Net current-period other comprehensive income	755	661	1,416

Ending balance	$(20,172)	$(305)	$(20,477)

Three Months Ended March 31, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(3,497)	(605)	(4,102)
Amounts reclassified from accumulated other comprehensive loss	—	59	59

Net current-period other comprehensive loss	(3,497)	(546)	(4,043)

Ending balance	$(18,845)	$145	$(18,700)

16. Stock Repurchase
Stock Repurchase Program
On July 19, 2023, the Board of Directors authorized a $50 million stock buyback program. Purchases have been and will be made in the open market or in privately negotiated transactions, depending upon market conditions and other factors.
From August 2023 to December 2023, the Company repurchased 1,730,173 shares of its common stock in the open market for an aggregate purchase price of $13.6 million and a weighted average price per share of $7.84 under the stock repurchase program.
From January 2024 to December 2024, the Company repurchased 2,349,811 shares of its common stock in the open market for an aggregate purchase price of $11.8 million and a weighted average price per share of $5.04 under the stock repurchase program.
From January 2025 to March 2025, the Company repurchased 296,835 shares of its common stock in the open market for an aggregate purchase price of $1.1 million and a weighted average price per share of $3.70 under the stock repurchase program.

17. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands of U.S. dollars, except share data)
Basic loss per common share
Loss from continuing operations	$(5,082)	$(14,284)
Loss from discontinued operations, net of tax	(3,796)	(1,133)

Net loss	$(8,878)	$(15,417)

Basic weighted average common stock outstanding	36,887,841	38,544,781
Basic loss per common share
Continuing operations	$(0.14)	$(0.37)
Discontinued operations	(0.10)	(0.03)

Total	$(0.24)	$(0.40)

Diluted loss per common share
Loss from continuing operations	$(5,082)	$(14,284)
Loss from discontinued operations, net of tax	(3,796)	(1,133)

Net loss allocated to common stockholders	$(8,878)	$(15,417)

Basic weighted average common stock outstanding	36,887,841	38,544,781
Net effect of dilutive equity awards	—	—

Diluted weighted average common stock outstanding	36,887,841	38,544,781
Diluted loss per common share
Continuing operations	$(0.14)	$(0.37)
Discontinued operations	(0.10)	(0.03)

Total	$(0.24)	$(0.40)

Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss from continuing operations for the three months ended March 31, 2025 and 2024, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic loss per common share equals diluted loss per common share.
The following outstanding instruments were excluded from the computation of diluted loss per common share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2025	March 31, 2024
Options	728,792	757,858
Restricted Stock Units	1,783,538	922,307

18. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $2,262 thousand and $2,294 thousand as other current assets as of March 31, 2025 and December 31, 2024, respectively.
19. Subsequent Events
Stock Repurchase
In April 2025, the Company repurchased 612,184 shares of its common stock in the open market for an aggregate purchase price of $1.9 million and a weighted average price per share of $3.02 under the stock repurchase program.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 filed on March 14, 2025 (“2024 Form 10-K”).

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

Overview

We are a designer and manufacturer of analog and mixed-signal power semiconductor platform solutions for various applications, including industrial, automotive, communication, consumer and computing. We have a proven record with approximately 45 years of operating history, a portfolio of approximately 1,000 registered patents and pending applications and extensive engineering and manufacturing process expertise.

We develop and manufacture Power discrete products and develop Power integrated circuit (“IC”) products. Power discrete products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop personal computers (“PCs”), notebook PCs, tablet PCs, servers, other consumer electronics, as well as automotive and industrial applications such as power suppliers, e-bikes, solar inverters, LED lighting and motor drives. Power IC products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and others consumer electronics, as well as automotive applications.

In 2024, the Power IC business was operated by Magnachip Mixed-Signal, Ltd. (“MMS”), which later transferred the business to Magnachip Semiconductor, Ltd. (“MSK”) effective January 1, 2025, pursuant to an intercompany business transfer agreement executed between MMS and MSK. The transfer was based on the mutual understanding that consolidating the Power IC and Power Analog Solutions businesses under a single company would create a more effective framework for expanding and strengthening the Company’s business for Power products. We refer to the Power Analog Solutions and Power IC businesses collectively as the Power solutions business.

On March 7, 2025, our Board of Directors authorized a strategy to transition into a pure-play Power company, focusing its investments on the Power Analog Solutions and Power IC businesses to enhance profitability and maximize shareholder value. As part of this strategy, we explored all strategic options including a sale, merger, joint venture, licensing, and wind-down for its Display business (Display IC products). However, we were not able to consummate any transaction following several months of discussions with several interested parties on terms that our Board of Directors believed were in the best interests of the Company and our stockholders.

Accordingly, on April 6, 2025, our Board of Directors unanimously approved the plan to shut down our Display business (the “Discontinued Business”), including the liquidation of MMS, our indirect wholly owned subsidiary that operated the discontinued Display business. For additional information regarding the announcement of our plan to shut down display business, see the Company’s Current Report on Form 8-K filed on April 8, 2025. As a result of the Discontinued Business and the cessation of transitional Fab 3 foundry services, our results from continuing operations in future periods will consist solely of the Power solutions business.

Our wide variety of analog and mixed-signal power semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center in Korea and global manufacturing operations place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our Power IC products are produced using an external foundry. Through a strategic cooperation with an external foundry, we manage to ensure outsourcing wafers at competitive price and produce quality products.

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

Demand for our products and services is driven by overall demand for industrial, automotive, communication, consumer and computing products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we continually strive to diversify our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.

Net sales for our Power Analog Solutions and Power IC business are driven by design wins in which we are selected by an electronics original equipment manufacturer (“OEM”) or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed into multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

Our Power Analog Solutions and Power IC business requires investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of Power IC products which do require advanced technology and 8-inch wafer capacity. We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

By outsourcing manufacturing of Power IC products to an external foundry, we have been able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on an external foundry exposes us to the risk of being unable to secure manufacturing capacity, particularly during the global shortage of foundry services. Although we work to diversify the sourcing of external manufacturing, if these efforts are at any time unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.

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

Recent Developments

Shut-Down of Display business

On March 7, 2025, our Board of Directors authorized a strategy to transition to a pure-play Power company, focusing its investments on the Power Analog Solutions and Power IC businesses to enhance profitability and maximize shareholder value. As part of this strategy, we explored all strategic options including a sale, merger, joint venture, licensing, and wind-down for its Display business (Display IC products). However, we were not able to consummate a transaction following several months of discussions with several interested parties on terms that our Board of Directors believed were in the best interests of the Company and our stockholders.

Accordingly, on April 6, 2025, our Board of Directors unanimously approved the plan to shut down our Display business (the “Discontinued Business”) by the end of the second quarter of 2025, including the liquidation of MMS, our indirect wholly owned subsidiary that operated the discontinued Display business. For additional information regarding the announcement of our plan to shut down display business, see the Company’s Current Report on Form 8-K filed on April 8, 2025.

After shutting down the Display business, we will provide limited support for remaining customer obligations including the sale of “end of life” (“EOL”)” Display products, which will be conducted by MSK. We will maintain a small team to continue to support customers with respect to EOL Display products. The sale of EOL Display products and the potential monetization of the intellectual property assets of the discontinued Display business are currently expected to generate cash inflow of approximately $15 million to $20 million over a period of approximately 2 years after completion of the liquidation, depending upon the demand of customers and the outcome of the monetization efforts of the Display intellectual property assets.

The total estimated cash cost of the liquidation is approximately $12 to $15 million, which is expected to be offset by the cash inflow that we will generate as described above. The one-time liquidation cost is expected to consist of statutory severance and other employee-related costs, contract termination charges and other associated costs. Of this estimated total cash cost, approximately $4.5 million represents the net statutory severance, required by law, which have already been fully accrued in our consolidated financial statements. We expect to recognize substantially all of these charges, excluding the already fully-accrued net statutory severance of $4.5 million, in the quarter ending June 30, 2025.

CAPEX Loans

On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with Korea Development Bank (“KDB”). In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK amended the Kun-Pledge Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility located in Gumi, Korea (“Fab 3 machinery and equipment”).

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

The CAPEX Loans will bear interest at a fixed rate quoted by the treasury bond market yield (a six-year Korea treasury bill rate). CAPEX Loans mature in ten years from the initial loan disbursement date, with an initial two-year (measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by eight years of amortizing payments where the principal is repaid in equal installments every three months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.

Loan Agreement

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

Macroeconomic Industry Conditions

The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, increased interest rates, supply chain disruptions, inventory corrections, shifting customer and end-user demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia and Ukraine, sustained military action and conflicts in the Middle East, and trade conflicts or trade wars (especially those between the United States and China) including those arising directly or indirectly from tariffs recently imposed by the United States, any one or more of which may cause (if they have not already caused) volatility and unpredictability in the supply chain or market for semiconductor products and end-user demand. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.

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

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net and (iii) derivative valuation gain, net. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax expense (benefit), and depreciation and amortization.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. A reconciliation of loss to Adjusted EBITDA from continuing operations is as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Dollars in millions)
Loss from continuing operations	$(5.1)	$(14.3)
Interest income	(1.5)	(2.1)
Interest expense	0.4	0.2
Income tax expense (benefit)	(0.4)	1.9
Depreciation and amortization	3.3	3.7

EBITDA from continuing operations	(3.3)	(10.6)
Adjustments:
Equity-based compensation expense(a)	0.9	0.8
Foreign currency loss, net(b)	0.4	5.0
Derivative valuation gain, net(c)	(0.0)	(0.0)

Adjusted EBITDA from continuing operations	$(2.1)	$(4.8)

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

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss), income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude equity-based compensation expense.

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Dollars in millions)
Operating loss	$(6.3)	$(9.4)
Adjustments:
Equity-based compensation expense(a)	0.9	0.8

Adjusted Operating Loss	$(5.4)	$(8.6)

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation gain, net and (iv) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to loss from continuing operations that we make in order to calculate Adjusted Loss (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Dollars in millions, except per share data)
Loss from continuing operations	$(5.1)	$(14.3)
Adjustments:
Equity-based compensation expense(a)	0.9	0.8
Foreign currency loss, net(b)	0.4	5.0
Derivative valuation gain, net(c)	(0.0)	(0.0)
Income tax effect on non-GAAP adjustments(d)	0.0	(1.3)

Adjusted Loss from continuing operations	$(3.8)	$(9.8)

Reported loss per share—basic	$(0.14)	$(0.37)
Reported loss per share—diluted	$(0.14)	$(0.37)
Weighted average number of shares—basic	36,887,841	38,544,781
Weighted average number of shares—diluted	36,887,841	38,544,781
Adjusted loss per share—basic	$(0.10)	$(0.26)
Adjusted loss per share—diluted	$(0.10)	$(0.26)
Weighted average number of shares—basic	36,887,841	38,544,781
Weighted average number of shares—diluted	36,887,841	38,544,781

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

(d)

For the three months ended March 31, 2025 and 2024, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments. For the three months ended March 31, 2024, income tax effect on non-GAAP adjustments related to our Korean subsidiary and the U.S. parent entity were negative $1.1 million and negative $0.3 million, respectively.

We believe that all adjustments to income (loss) from continuing operations used to calculate Adjusted Net Income (Loss) from continuing operations was applied consistently to the periods presented.

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

Factors Affecting Our Results of Operations

Net Sales. We derive substantially all of our sales (net of sales returns and allowances) from our Power solutions business. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our fabrication facility in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan, Taiwan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2025 and 2024, we sold products to 140 and 122 customers, respectively, and our net sales to our ten largest customers represented 75% and 74% of our net sales – Power solutions business, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2025, 95% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of March 31, 2025, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $260.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Foreign Currency Gain or Loss. Foreign currency translation gains or losses on transactions by us or our subsidiaries in a currency other than our or our subsidiaries’ functional currency are included in foreign currency gain (loss), net in our consolidated statements of operations. A substantial portion of this net foreign currency gain or loss relates to non-cash translation gain or loss related to the principal balance of intercompany balances at our Korean subsidiary, Magnachip Semiconductor, Ltd., that are denominated in U.S. dollars. This gain or loss results from fluctuations in the exchange rate between the Korean won and U.S. dollar.

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

Results of Operations – Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business	$44.7	100.0%	$39.9	91.9%	$4.8
Net sales – transitional Fab 3 foundry services	—	—	3.5	8.1	(3.5)

Total revenues	44.7	100.0	43.4	100.0	1.3
Cost of sales
Cost of sales – Power solutions business	35.4	79.1	32.9	75.7	2.5
Cost of sales – transitional Fab 3 foundry services	—	—	4.2	9.7	(4.2)

Total cost of sales	35.4	79.1	37.1	85.4	(1.7)

Gross profit	9.4	20.9	6.4	14.6	3.0
Selling, general and administrative expenses	9.7	21.7	9.5	22.0	0.2
Research and development expenses	5.9	13.3	6.2	14.3	(0.3)

Operating loss	(6.3)	(14.1)	(9.4)	(21.6)	3.1
Interest income	1.5	3.5	2.1	4.9	(0.6)
Interest expense	(0.4)	(1.0)	(0.2)	(0.4)	(0.3)
Foreign currency loss, net	(0.4)	(0.9)	(5.0)	(11.5)	4.6
Others, net	0.1	0.3	0.0	0.1	0.1

	0.8	1.8	(3.0)	(6.9)	3.8

Loss from continuing operations before income tax expense (benefit)	(5.5)	(12.3)	(12.4)	(28.5)	6.9
Income tax expense (benefit), net	(0.4)	(0.9)	1.9	4.4	(2.3)

Loss from continuing operations	(5.1)	(11.4)	(14.3)	(32.9)	9.2
Loss from discontinued operations, net of tax	(3.8)	(8.5)	(1.1)	(2.6)	(2.7)

Net loss	$(8.9)	(19.9)	$(15.4)	(35.5)	$6.5

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business
Power Analog Solutions	$39.9	89.1%	$36.5	84.1%	$3.3
Power IC	4.9	10.9	3.4	7.8	1.5

Total Power solutions business	44.7	100.0	39.9	91.9	4.8
Net sales – transitional Fab 3 foundry services	—	—	3.5	8.1	(3.5)

Total revenues	$44.7	100.0%	$43.4	100.0%	$1.3

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – Power solutions business
Power Analog Solutions	$7.1	17.8%	$5.6	15.4%	$1.5
Power IC	2.3	46.5	1.4	41.8	0.9

Total Power solutions business	9.4	20.9%	7.0	17.6%	2.3
Gross profit – transitional Fab 3 foundry services	—	—	(0.7)	(19.4)	0.7

Total gross profit	$9.4	20.9%	$6.4	14.6%	$3.0

Revenues

Total revenues were $44.7 million for the three months ended March 31, 2025, a $1.3 million, or 3.0%, increase compared to $43.4 million for the three months ended March 31, 2024. This increase was primarily due to an increase in revenue related to our Power solutions business as described below.

The Power solutions business. Net sales from our Power solutions business were $44.7 million for the three months ended March 31, 2025, a $4.8 million, or 12.1%, increase compared to $39.9 million for the three months ended March 31, 2024. The increase in net sales from our Power solutions business line was attributable to a higher demand for power products such as MOSFETs in the communication applications. A higher demand for our Power IC products, primarily for televisions and OLED IT devices, also had a favorable impact on net sales.

Gross Profit

Total gross profit was $9.4 million for the three months ended March 31, 2025 compared to $6.4 million for the three months ended March 31, 2024, a $3.0 million, or 47.2%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2025 increased to 20.9% compared to 14.6% for the three months ended March 31, 2024. The increase in gross profit and gross profit as a percentage of net sales was primarily due to our Power solutions business as further described below.

The Power solutions business. Gross profit from our Power solutions business was $9.4 million for the three months ended March 31, 2025, which represented a $2.3 million, or 32.9%, increase from gross profit of $7.0 million for the three months ended March 31, 2024. Gross profit as a percentage of net sales for the three months ended March 31, 2025 increased to 20.9% compared to 17.6% for the three months ended March 31, 2024. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to the appreciation in value of U.S. dollar against the Korean Won in the first quarter of 2025.

Net Sales – Power solutions business by Geographic Region

We report net sales – Power solutions business by geographic region based on the location to which the products are billed. The following table sets forth our net sales – Power solutions business by geographic region and the percentage of total net sales – Power solutions business represented by each geographic region for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	% of Net Sales – Power solutions business	Amount	% of Net Sales – Power solutions business	Change Amount
	(Dollars in millions)
Korea	$21.7	48.6%	$17.1	42.8%	$4.6
Asia Pacific (other than Korea)	21.0	46.9	21.1	52.8	(0.1)
United States	1.2	2.6	0.3	0.8	0.8
Europe	0.8	1.9	1.4	3.5	(0.6)

	$44.7	100.0%	$39.9	100.0%	$4.8

Net sales – Power solutions business in Korea increased from $17.1 million for the three months ended March 31, 2024 to $21.7 million for the three months ended March 31, 2025, or by $4.6 million, or 27.1%, primarily due to a higher demand for power products such as MOSFETs, primarily for smartphone applications. A higher demand for our Power IC products, primarily for televisions, also had a favorable impact on net sales.

Net sales – Power solutions business in Asia Pacific (other than Korea) were $21.0 million for the three months ended March 31, 2025, which remained almost flat, compared to $21.1 million for the three months ended March 31, 2024.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.7 million, or 21.7% of total revenues, for the three months ended March 31, 2025, compared to $9.5 million, or 22.0% of total revenues, for the three months ended March 31, 2024. The increase of $0.2 million, or 1.8%, was primarily attributable to a net increase in employee compensation and certain benefit related charges.

Research and Development Expenses. Research and development expenses were $5.9 million, or 13.3% of total revenues, for the three months ended March 31, 2025, compared to $6.2 million, or 14.3% of total revenues, for the three months ended March 31, 2024. The decrease of $0.3 million, or 4.4%, was primarily attributable to a decrease in material costs for power products based on the timing of development activities.

Operating Loss

As a result of the foregoing, operating loss of $6.3 million was recorded for the three months ended March 31, 2025 compared to operating loss of $9.4 million for the three months ended March 31, 2024. As discussed above, the improvement in operating loss of $3.1 million resulted primarily from a $3.0 million increase in gross profit and a $0.3 million decrease in research and development expenses, which as offset in part by a $0.2 million increase in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $1.5 million and $2.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Interest Expense. Interest expense was $0.4 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase of $0.3 million, or 142.7%, was primarily due to the Term Loan that we executed in March 2024.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended March 31, 2025 was $0.4 million compared to net foreign currency loss of $5.0 million for the three months ended March 31, 2024. The net foreign currency loss for the three months ended March 31, 2025 and March 31, 2024 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2025 and March 31, 2024, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $260.7 million and $258.3 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit), Net

Income tax benefit was $0.4 million for the three months ended March 31, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.

Income tax expense was $1.9 million for the three months ended March 31, 2024, which was primarily related to a deferred tax adjustment associated with the assets transferred between our Korean subsidiaries as an in-kind contribution.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2025 was $5.1 million compared to loss from continuing operations of $14.3 million for the three months ended March 31, 2024. The $9.2 million improvement in results from continuing operations was primarily attributable to a $4.6 million improvement in net foreign currency loss, a $3.1 million decrease in operating loss and a $2.3 million decrease in income tax expense.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three months ended March 31, 2025 was $3.8 million, compared to loss from discontinued operations, net of tax of $1.1 million for the three months ended March 31, 2024. The $2.7 million increase in loss from discontinued operations, net of tax primarily resulted from a $2.9 million decrease in income tax benefit, which was recorded in the first quarter of 2024.

Net Loss

As a result of the foregoing, a net loss of $8.9 million was recorded for the three months ended March 31, 2025 compared to a net loss of $15.4 million for the three months ended March 31, 2024. As discussed above, the improvement in net loss of $6.5 million primarily resulted from a $9.2 million decrease in loss from continuing operations, which was offset in part by a $2.7 million increase in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2025, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of March 31, 2025, the outstanding obligation of this arrangement is approximately $12.9 million for remaining service term through 2028.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank. The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $27.3 million based on the KRW/USD exchange rate of 1,466.5:1 as of March 31, 2025 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

As of March 31, 2025, cash and cash equivalents held by our Korean subsidiaries were $126.4 million, which represents 95% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of March 31, 2025 was $167.7 million compared to $173.0 million as of December 31, 2024. The decrease in working capital balance was mainly attributable to a $6.0 million decrease in cash and cash equivalents.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $4.7 million for the three months ended March 31, 2025, compared to $4.0 million of cash outflow used in operating activities for the three months ended March 31, 2024. The net operating cash outflow for the three months ended March 31, 2025 reflects our net loss of $8.9 million, as adjusted favorably by $6.8 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency gain and stock-based compensation, and net unfavorable impact of $2.6 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $0.4 million for the three months ended March 31, 2025, compared to $1.5 million of cash outflow used in investing activities for the three months ended March 31, 2024. The $1.1 million decrease in cash outflow was primarily attributable to a $0.6 million decrease in net payment of guarantee deposits and a $0.5 million decrease in purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $1.5 million for the three months ended March 31, 2025, compared to $25.2 million of cash inflow provided by financing activities for the three months ended March 31, 2024. The financing cash outflow for the three months ended March 31, 2025 was primarily attributable to a payment of $0.9 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the three months ended March 31, 2024 was primarily attributable to the $30.1 million of proceeds received from the new Term Loan with KDB, which was offset in part by a payment of $4.1 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the three months ended March 31, 2025, capital expenditures for property, plant and equipment were $0.2 million, a $0.5 million, or 68.9%, decrease from $0.7 million for the three months ended March 31, 2024. The capital expenditures for the three months ended March 31, 2025 and 2024 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

Looking ahead, we expect the capital expenditures for the year ending December 31, 2025 to be in the range of $26–28 million, which includes approximately $14-15 million for new investments into our fabrication facility located in Gumi, Korea. The capital expenditures for 2025 will be partially funded through the $26.5 million Equipment Financing Credit Agreement, which is specifically designated for equipment purchases or upgrades in our Gumi fabrication facility. These new investments in the Gumi fabrication facility are expected to drive development of a new generation product portfolio, and upgrade new tools to optimize product mix and improve gross profit margin in the near future and the longer-term.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, or our 2024 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2024 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2024 Form 10-K.

Item 3.	[Reserved]

Item 4.	Controls and Procedures

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I, Item 3. Legal Proceedings” of our 2024 Form 10-K.

See also “Item 1A. Risk Factors” in this Report and “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements.

In addition to the other information contained in this Report and the other reports and materials the Company files with the SEC, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K as well as in our subsequent filings with the SEC. The risks described herein and therein are not the only ones we face.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
January 2025	31,254	$3.95	31,254	$24,465
February 2025	—	—	—	$24,465
March 2025(1)	278,037	$3.71	265,581	$23,489

Total	309,291	$3.74	296,835	$23,489

(1)	Includes 12,456 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
(2)

On July 19, 2023, the Company’s Board of Directors authorized a $50 million stock buyback program. Purchases have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. In connection with the repurchase program, the Company established a stock trading plan with Needham & Company, LLC in accordance with Rule 10b5-1 under the Exchange Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule
16a-1(f),
adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” each as defined in Regulation
S-K
Item 408.

Item 6.	Exhibits.

Exhibit Number	Description

10.1#	Amendment to Standard Credit Agreement, dated as of March 31, 2025, by and between Magnachip Semiconductor, Ltd., and Korea Development Bank (English Translation).

10.2#	Form of Restricted Stock Units Agreement—Stock Price Hurdle Performance (CEO GM)

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 12, 2025	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)