Form 10-Q
period 2025-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2025-08-05
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2025, the registrant had 35,924,033 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		1

Item 1.	Interim Consolidated Financial Statements (Unaudited)	1

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	2

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024	3

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024	4

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	5

	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	[Reserved]	49

Item 4.	Controls and Procedures	49

PART II OTHER INFORMATION		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURES		54

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$113,326	$138,610
Accounts receivable, net	28,784	28,402
Inventories, net	37,571	30,535
Other receivables	8,329	4,444
Prepaid expenses	6,518	10,379
Hedge collateral (Note 8)	—	2,080
Other current assets (Note 18)	4,926	4,779

Total current assets	199,454	219,229
Property, plant and equipment, net	94,262	81,463
Operating lease right-of-use assets	2,958	3,107
Intangible assets, net	500	507
Long-term prepaid expenses, net	255	165
Deferred income taxes	57,298	52,889
Other non-current assets	15,804	21,956

Total assets	$370,531	$379,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,448	$21,642
Other accounts payable	11,900	10,764
Accrued expenses (Note 7)	8,429	8,648
Accrued income taxes	84	56
Operating lease liabilities	1,572	1,393
Other current liabilities	1,483	3,765

Total current liabilities	42,916	46,268
Long-term borrowings	36,508	27,211
Accrued severance benefits, net	14,248	17,094
Non-current operating lease liabilities	1,382	1,823
Other non-current liabilities	5,315	10,123

Total liabilities	100,369	102,519

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,581,275 shares issued and 35,954,038 outstanding at June 30, 2025 and 57,498,507 shares issued and 36,912,118 outstanding at December 31, 2024	575	574
Additional paid-in capital	280,853	279,423
Retained earnings	236,021	244,576
Treasury stock, 21,627,237 shares at June 30, 2025 and 20,586,389 shares at December 31, 2024, respectively	(229,381)	(225,883)
Accumulated other comprehensive loss	(17,906)	(21,893)

Total stockholders’ equity	270,162	276,797

Total liabilities and stockholders’ equity	$370,531	$379,316

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – Power solutions business	$47,622	$44,064	$92,344	$83,976
Net sales – transitional Fab 3 foundry services	—	2,336	—	5,862

Total revenues	47,622	46,400	92,344	89,838
Cost of sales:
Cost of sales – Power solutions business	37,910	34,157	73,270	67,025
Cost of sales – transitional Fab 3 foundry services	—	2,457	—	6,668

Total cost of sales	37,910	36,614	73,270	73,693

Gross profit	9,712	9,786	19,074	16,145
Operating expenses:
Selling, general and administrative expenses	9,321	9,735	19,035	19,275
Research and development expenses	6,983	5,774	12,919	11,984
Other charges	846	—	846	—

Total operating expenses	17,150	15,509	32,800	31,259

Operating loss	(7,438)	(5,723)	(13,726)	(15,114)
Interest income	1,324	2,134	2,869	4,275
Interest expense	(402)	(487)	(851)	(672)
Foreign currency gain (loss), net	10,810	(3,625)	10,405	(8,613)
Other income, net	56	108	170	152

Income (Loss) from continuing operations before income tax benefit, net	4,350	(7,593)	(1,133)	(19,972)
Income tax benefit, net	(4,136)	(5,385)	(4,537)	(3,480)

Income (Loss) from continuing operations	8,486	(2,208)	3,404	(16,492)
Loss from discontinued operations, net of tax	(8,163)	(10,789)	(11,959)	(11,922)

Net income (loss)	$323	$(12,997)	$(8,555)	$(28,414)

Basic earnings (loss) per common share—
Continuing operations	$0.24	$(0.06)	$0.09	$(0.43)
Discontinued operations	$(0.23)	$(0.28)	$(0.32)	$(0.31)
Total	$0.01	$(0.34)	$(0.23)	$(0.74)
Diluted earnings (loss) per common share—
Continuing operations	$0.23	$(0.06)	$0.09	$(0.43)
Discontinued operations	$(0.22)	$(0.28)	$(0.32)	$(0.31)
Total	$0.01	$(0.34)	$(0.23)	$(0.74)
Weighted average number of shares—
Basic	36,083,703	38,174,920	36,483,551	38,359,851
Diluted	36,768,647	38,174,920	37,209,622	38,359,851
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands of U.S. dollars)
Net income (loss)	$323	$(12,997)	$(8,555)	$(28,414)

Other comprehensive income (loss) (Note 15)
Foreign currency translation adjustments	875	(1,591)	1,630	(5,088)
Derivative adjustments	1,696	(280)	2,357	(826)

Total other comprehensive income (loss)	2,571	(1,871)	3,987	(5,914)

Total comprehensive income (loss)	$2,894	$(14,868)	$(4,568)	$(34,328)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended June 30, 2025:
Balance at March 31, 2025	36,675,789	$575	$280,452	$235,698	$(227,047)	$(20,477)	$269,201
Stock-based compensation	—	—	462	—	—	—	462
Settlement of restricted stock units	9,806	0	(61)	—	—	—	(61)
Acquisition of treasury stock	(731,557)	—	—	—	(2,334)	—	(2,334)
Other comprehensive income, net	—	—	—	—	—	2,571	2,571
Net income	—	—	—	323	—	—	323

Balance at June 30, 2025	35,954,038	$575	$280,853	$236,021	$(229,381)	$(17,906)	$270,162

Three Months Ended June 30, 2024:
Balance at March 31, 2024	38,263,642	$569	$274,156	$283,467	$(217,607)	$(18,700)	$321,885
Stock-based compensation	—	—	1,216	—	—	—	1,216
Settlement of restricted stock units	6,996	0	(43)	—	—	—	(43)
Acquisition of treasury stock	(471,156)	—	—	—	(2,342)	—	(2,342)
Other comprehensive loss, net	—	—	—	—	—	(1,871)	(1,871)
Net loss	—	—	—	(12,997)	—	—	(12,997)

Balance at June 30, 2024	37,799,482	$569	$275,329	$270,470	$(219,949)	$(20,571)	$305,848

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2025:
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	1,492	—	—	—	1,492
Settlement of restricted stock units	82,768	1	(62)	—	—	—	(61)
Acquisition of treasury stock	(1,040,848)	—	—	—	(3,498)	—	(3,498)
Other comprehensive income, net	—	—	—	—	—	3,987	3,987
Net loss	—	—	—	(8,555)	—	—	(8,555)

Balance at June 30, 2025	35,954,038	$575	$280,853	$236,021	$(229,381)	$(17,906)	$270,162

Six Months Ended June 30, 2024:
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	2,116	—	—	—	2,116
Settlement of restricted stock units	44,175	0	(43)	—	—	—	(43)
Acquisition of treasury stock	(1,097,435)	—	—	—	(6,495)	—	(6,495)
Other comprehensive loss, net	—	—	—	—	—	(5,914)	(5,914)
Net loss	—	—	—	(28,414)	—	—	(28,414)

Balance at June 30, 2024	37,799,482	$569	$275,329	$270,470	$(219,949)	$(20,571)	$305,848

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(8,555)	$(28,414)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,661	8,115
Provision for severance benefits	2,175	2,970
Loss (gain) on foreign currency, net	(18,085)	16,848
Provision (reversal) for inventory reserves	845	(1,024)
Stock-based compensation	1,492	2,116
Impairment charges	7,362	—
Deferred income taxes	(649)	3,158
Others, net	476	426
Changes in operating assets and liabilities
Accounts receivable, net	(4,600)	(235)
Inventories	(4,979)	(3,449)
Other receivables	(5,835)	601
Other current assets	5,296	896
Accounts payable	2,559	1,944
Other accounts payable	(4,972)	(6,676)
Accrued expenses	(2,022)	(427)
Accrued income taxes	22	(17)
Other current liabilities	(546)	453
Other non-current liabilities	8	(246)
Payment of severance benefits	(9,843)	(1,362)
Others, net	3,389	(761)

Net cash used in operating activities	(29,801)	(5,084)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	2,237	—
Payment of hedge collateral	—	(612)
Purchase of property, plant and equipment	(12,083)	(1,566)
Payment for intellectual property registration	(85)	(178)
Collection of guarantee deposits	2,336	1,138
Payment of guarantee deposits	(297)	(1,910)
Purchase of short-term financial instruments	—	(30,000)
Others, net	180	—

Net cash used in investing activities	(7,712)	(33,128)
Cash flows from financing activities
Proceeds from long-term borrowings	6,964	30,059
Acquisition of treasury stock	(4,020)	(6,859)
Repayment of financing related to water treatment facility arrangement	(225)	(238)
Repayment of principal portion of finance lease liabilities	(80)	(69)

Net cash provided by financing activities	2,639	22,893
Effect of exchange rates on cash and cash equivalents	9,590	(10,306)

Net decrease in cash and cash equivalents	(25,284)	(25,625)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	138,610	158,092

Cash and cash equivalents at end of period	$113,326	$132,467

Supplemental cash flow information
Cash paid for interest on long-term borrowings	$613	$266
Cash refunded for income taxes	$(1,168)	$(716)
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$939	$1,467
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
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect a plan to shut down the Company’s Display business and transition into a pure-play Power company. The assets and liabilities related to the discontinued Display business have not been reclassified on the consolidated balance sheets as of June 30, 2025. See Note 2 “Discontinued Operations” for additional information. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2025, except for those related to discontinued operations as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
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
Accordingly, on April 6, 2025, the Company’s Board of Directors unanimously approved the plan to shut down the Company’s Display business (the “Discontinued Business”), including the liquidation of MMS, the Company’s indirect wholly owned subsidiary that operated the Discontinued Business. As a result, the Display business qualifies as a discontinued operation in accordance with ASC
205-20.
The following table summarizes the
results
from discontinued operations, net of tax, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$7,730	$6,771	$17,286	$12,400
Cost of sales	4,068	4,956	10,507	7,976

Gross profit	3,662	1,815	6,779	4,424
Operating expenses:
Selling, general and administrative expenses	(304)	1,999	728	3,723
Research and development expenses	2,477	6,917	8,259	11,870
Early termination charges	1,561	—	1,561	—
Impairment and other charges	7,460	—	7,587	—

Total operating expenses	11,194	8,916	18,135	15,593

Operating loss from discontinued operations	(7,532)	(7,101)	(11,356)	(11,169)
Interest income	82	94	208	166
Interest expense	(93)	(67)	(187)	(120)
Foreign currency gain (loss), net	(437)	68	(441)	55
Other income, net	5	—	5	—

Loss from discontinued operations before income tax expense	(7,975)	(7,006)	(11,771)	(11,068)
Income tax expense, net	188	3,783	188	854

Loss from discontinued operations, net of tax	$(8,163)	$(10,789)	$(11,959)	$(11,922)

For the three and six months ended June 30, 2025, the Company recognized the impairment charges of $7,362 thousand, primarily related to certain design tool software contracts in connection with the liquidation
of MMS.
The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Significant non-cash operating activities:
Depreciation and amortization	$12	$719
Provision for severance benefits	(243)	637
Stock-based compensation	(353)	235
Impairment charges	7,362	—
Investing activities:
Capital expenditures	$—	$—

Although the Company ceased active operations of its Display business, it continues to have limited involvement post-shut down. Specifically, the Company’s Korean subsidiary, MSK, will continue to fulfill remaining customer obligations, including the sale of certain “end of life” (“EOL”) Display products. A small team has been retained to manage this transition and provide ongoing customer support.
As such, the result of these limited ongoing activities do not qualify for presentation as part of continuing operations and are instead presented as part of discontinued operations. The following table presents the revenue, gross profit and operating expenses related to the Company’s continuing involvement with the Discontinued Business for the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025
Net sales	$2,318	$2,318
Gross profit	933	933
Operating expenses	143	143
The sale of EOL
Display
products and the potential monetization of the intellectual property assets of the Discontinued Business are currently expected to generate cash inflow of approximately $20 million over a period of approximately 2 years from the second half of 2025, depending upon customer demand and monetization efforts of the Display intellectual property assets.
The total estimated cash cost of the liquidation is approximately $12 to $15 million, which is expected to be offset by the cash inflow that may be generated as described above. The one-time
liquidation cost is expected to consist of statutory severance and other employee-related costs, contract termination charges and other associated costs. Of this estimated total cash cost, the Company paid $6.5 million of statutory severance and other employee-related costs in the second quarter of 2025. Further, the Company originally expected to pay certain contract termination charges in full along with the statutory severance and other employee-related costs, but negotiated with the respective vendors for those contract termination charges totaling $6.5 million to be paid over the duration of the remaining existing contract terms.

3. Inventories
Inventories as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$6,747	$7,802
Semi-finished goods and work-in-process	34,517	26,797
Raw materials	4,660	3,607
Materials in-transit	142	61
Less: inventory reserve	(8,495)	(7,732)

Inventories, net	$37,571	$30,535

Changes in inventory reserve for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2025		June 30, 2024
Beginning balance	$(8,754)	$(7,732)	$(8,947)	$(10,599)
Change in reserve
Inventory reserve charged to costs of sales	(1,357)	(3,656)	(1,411)	(2,961)
Sale of previously reserved inventory	1,578	2,846	1,466	4,127

	221	(810)	55	1,166
Write off	538	735	61	327
Translation adjustments	(500)	(688)	290	565

Ending balance	$(8,495)	$(8,495)	$(8,541)	$(8,541)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

4. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2025 and December 31, 2024 are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Buildings and related structures	$23,705	$21,873
Machinery and equipment	141,153	126,971
Finance lease right-of-use assets	622	606
Others	35,896	33,274

	201,376	182,724
Less: accumulated depreciation	(131,561)	(115,236)
Land	12,178	11,237
Construction in progress	12,269	2,738

Property, plant and equipment, net	$94,262	$81,463

Aggregate depreciation expenses associated with our continuing operations totaled $6,517 thousand and $7,229 thousand for the six months ended June 30, 2025 and 2024, respectively.
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
See “Note 11. Long-Term Borrowings” to these consolidated financial statements below for more information regarding the Loan Agreement.
5. Intangible Assets
Intangible assets as of June 30, 2025 and December 31, 2024 are comprised of the following (in thousands):

	June 30, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,157	$(7,657)	$500

Intangible assets	$8,157	$(7,657)	$500

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,599	$(7,092)	$507

Intangible assets	$7,599	$(7,092)	$507

Aggregate amortization expenses associated with our continuing operations totaled $132 thousand and $166 thousand for the six months ended June 30, 2025 and 2024, respectively.

6. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from one year to four years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

Leases	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease	Operating lease right-of-use assets	$2,958	$3,107
Finance lease	Property, plant and equipment, net	345	390

Total lease assets		$3,303	$3,497

Liabilities
Current
Operating lease	Operating lease liabilities	$1,572	$1,393
Finance lease	Other current liabilities	167	153
Non-current
Operating lease	Non-current operating lease liabilities	1,382	1,823
Finance lease	Other non-current liabilities	233	294

Total lease liabilities		$3,354	$3,663

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	2.0 years	2.5 years
Finance leases	2.5 years	2.9 years
Weighted average discount rate
Operating leases	6.6%	6.8%
Finance leases	7.1%	7.1%
The components of lease cost from continuing operations included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$516	$502	$1,038	$1,010
Finance lease cost
Amortization of right-of-use assets	37	33	73	68
Interest on lease liabilities	8	9	15	19

Total lease cost	$561	$544	$1,126	$1,097

The above table does not include an immaterial cost of short-term leases for the three and six months ended June 30, 2025 and 2024.

Other lease information associated with continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$491	$513	$1,151	$1,032
Operating cash flows from finance leases	8	9	15	19
Financing cash flows from finance leases	40	34	78	69
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $1,147 thousand and $627 thousand for the six months ended June 30, 2025 and 2024, respectively.
The aggregate future lease payments for operating and finance leases as of June 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$849	$95
2026	1,575	178
2027	721	143
2028	11	19

Total future lease payments	3,156	435
Less: Imputed interest	(202)	(35)

Present value of future payments	$2,954	$400

7. Accrued Expenses
Accrued expenses as of June 30, 2025 and December 31, 2024 are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll, benefits and related taxes, excluding severance benefits	$6,077	$5,518
Withholding tax attributable to intercompany interest income	677	1,419
Outside service fees	1,192	1,221
Others	483	490

Accrued expenses	$8,429	$8,648

8. Derivative Financial Instruments
The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of June 30, 2025 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 09, 2024	$9,000	July 2025 to September 2025
October 17, 2024	$9,000	October 2025 to December 2025
February 03, 2025	$9,000	January 2026 to March 2026
Details of the zero cost collar contracts as of December 31, 2024 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 05, 2024	$9,000	January 2025 to March 2025
July 09, 2024	$18,000	April 2025 to September 2025
October 17, 2024	$9,000	October 2025 to December 2025
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2025	December 31, 2024
Assets Derivatives:
Zero cost collars	Other current assets	$354	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$37	$1,956
Offsetting of derivative assets and liabilities as of June 30, 2025 is as follows (in thousands):

As of June 30, 2025	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Assets Derivatives:
Zero cost collars	$354	$—	$354	$—	$—	$354
Liability Derivatives:
Zero cost collars	$37	$—	$37	$—	$—	$37
Offsetting of derivative assets and liabilities as of December 31, 2024 is as follows (in thousands):

As of December 31, 2024	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,956	$—	$1,956	$—	$(1,080)	$876
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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2025 and 2024 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024		2025	2024		2025	2024
Zero cost collars	$1,617	$(807)	Net sales	$(79)	$(527)	Other income, net	$(80)	$85

	$1,617	$(807)		$(79)	$(527)		$(80)	$85

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024		2025	2024
Zero cost collars	$1,753	$(1,412)	Net sales	$(604)	$(586)	Other income, net	$(51)	$110

	$1,753	$(1,412)		$(604)	$(586)		$(51)	$110

As of June 30, 2025, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $1,391 thousand.
The Company has set aside a cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

Counterparty	June 30, 2025	December 31, 2024
SC	$—	$1,000

Total	$—	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for any exposure in excess of $500 thousand, but no such exposure existed as of June 30, 2025. As of December 31, 2024, $1,080 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

9. Fair Value Measurements
Fair Value of Financial Instruments
As of June 30, 2025, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2025	Fair Value Measurement June 30, 2025	Quoted Prices in Active Markets for Identical Asset/Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$354	$354	—	$354	—
Liabilities:
Derivative liabilities (other current liabilities)	$37	$37	—	$37	—
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
Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs. The carrying value of the Company’s outstanding Term Loan and CAPEX Loan approximates its fair value because its interest rate reflects the market rate for the respective periods. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

10. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2025, 96% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2025		June 30, 2024
Beginning balance	$46,886	$45,594	$44,484	$45,932
Provisions	661	2,175	1,565	2,970
Severance payments	(9,518)	(9,843)	(478)	(1,362)
Translation adjustments	3,552	3,655	(1,373)	(3,342)

	41,581	41,581	44,198	44,198
Less: Cumulative contributions to severance insurance deposit accounts	(27,313)	(27,313)	(28,412)	(28,412)
The National Pension Fund	(20)	(20)	(27)	(27)

Accrued severance benefits, net	$14,248	$14,248	$15,759	$15,759

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
2026	$98
2027	$557
2028	$110
2029	$2,287
2030	$2,727
2031 – 2036	$17,914
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

11. Long-Term Borrowings
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
As of June 30, 2025, approximately $29,490 thousand aggregate principal amount of the Term Loan was outstanding.
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
As of June 30, 2025, approximately $7,018 thousand aggregate principal amount of the CAPEX Loans was outstanding, which bears interest at 2.68% per annum and matures on June 26, 2035.
12. Foreign
Currency
Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to MSK, the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2025 and December 31, 2024, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $241,695 thousand and $257,670 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,356.4:1 and 1,470.0:1 using the first base rate as of June 30, 2025 and December 31, 2024, respectively, as quoted by the KEB Hana Bank.

13. Income
Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $4,136 thousand and $4,537 thousand, primarily related to its primary operating entity in Korea based on the estimated taxable loss for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.
For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of $5,385 thousand and $3,480 thousand, primarily due to the estimated taxable loss for the respective period from its primary operating entity in Korea for continuing operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA on its consolidated financial statements.

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
The Company’s CODM does not evaluate the performance of each business line using any information, such as asset or liability.
Revenues for the three months ended June 30, 2024 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		Power Analog Solutions	Power IC	Discontinued Operations	Total
Mixed-Signal Solutions	$11,595	$—	$4,824	$6,771	$11,595
Power Analog Solutions	39,240	39,240	—	—	39,240

	$50,835	$39,240	$4,824	$6,771	$50,835

Revenues for the six months ended June 30, 2024 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		Power Analog Solutions	Power IC	Discontinued Operations	Total
Mixed-Signal Solutions	$20,601	$—	$8,201	$12,400	$20,601
Power Analog Solutions	75,775	75,775	—	—	75,775

	$96,376	$75,775	$8,201	$12,400	$96,376

The following sets forth information relating to the operating segment, Power solutions business, as well as the transitional Fab 3 foundry services (in thousands). For financial information below gross profit, including operating income and expenses as well as other income and expenses, please refer to the Company’s consolidated statement of operations.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Power solutions business
Power Analog Solutions	$42,261	$39,240	$82,118	$75,775
Power IC	5,361	4,824	10,226	8,201

Total Power solutions business	47,622	44,064	92,344	83,976
Transitional Fab 3 foundry services	—	2,336	—	5,862

Total revenues	$47,622	$46,400	$92,344	$89,838

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of Sales
Power solutions business
Power Analog Solutions	$34,552	$31,525	$67,309	$62,426
Power IC	3,358	2,632	5,961	4,599

Total Power solutions business	37,910	34,157	73,270	67,025
Transitional Fab 3 foundry services	—	2,457	—	6,668

Total cost of sales	$37,910	$36,614	$73,270	$73,693

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross Profit
Power solutions business
Power Analog Solutions	$7,709	$7,715	$14,809	$13,349
Power IC	2,003	2,192	4,265	3,602

Total Power solutions business	9,712	9,907	19,074	16,951
Transitional Fab 3 foundry services	—	(121)	—	(806)

Total gross profit	$9,712	$9,786	$19,074	$16,145

The
following
is a summary of net sales – Power solutions business by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Korea	$22,721	$19,883	$44,437	$36,974
Asia Pacific (other than Korea)	22,445	22,601	43,437	43,690
United States	1,470	308	2,652	646
Europe	986	1,272	1,818	2,666

Total	$47,622	$44,064	$92,344	$83,976

For the three months ended June 30, 2025 and 2024, of the Company’s net sales – Power solutions business in Asia Pacific (other than Korea), net sales – Power solutions business in China and Hong Kong together represented 80.8% and 85.1%, respectively, and net sales – Power solutions business in Taiwan represented 10.7% and 7.8%, respectively. For the six months ended June 30, 2025 and 2024, of the Company’s net sales – Power solutions business in Asia Pacific (other than Korea), net sales – Power solutions business in China and Hong Kong represented 81.9% and 83.3%, respectively, and net sales – Power solutions business in Taiwan represented 11.0% and 9.8%, respectively.
Net sales from the Company’s top ten largest customers in the Power solutions business accounted for 74.4% and 74.0% for the three
months ended June 30, 2025 and 2024, respectively, and 74.0% and 72.6% for the six months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, the Company had one customer that represented
29.4
% of net sales – Power solutions business. For the six months ended June 30, 2025, the Company had one customer that represented
31.1
% of its net sales – Power solutions business. For the three months ended June 30, 2024, the Company had two customers that represented
24.7
% and
10.3
% of its net sales – Power solutions business, respectively. For the six months ended June 30, 2024, the Company had three customers that represented
26.3
%,
10.2
% and
10.1
% of its net sales – Power solutions business, respectively.
As of June 30, 2025, one customer of the Company’s Power solutions business accounted for 42.3% of its accounts receivable – Power solutions business. As of December 31, 2024, one customer of the Company’s Power solutions business accounted for 42.3% of its accounts receivable – Power solutions business.

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025	December 31, 2024
Foreign currency translation adjustments	$(19,297)	$(20,927)
Derivative adjustments	1,391	(966)

Total	$(17,906)	$(21,893)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2025 and 2024 are as follows (in thousands):

Three Months Ended June 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,172)	$(305)	$(20,477)

Other comprehensive income before reclassifications	260	1,617	1,877
Amounts reclassified from accumulated other comprehensive loss	615	79	694

Net current-period other comprehensive income	875	1,696	2,571

Ending balance	$(19,297)	$1,391	$(17,906)

Three Months Ended June 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,845)	$145	$(18,700)

Other comprehensive loss before reclassifications	(1,591)	(807)	(2,398)
Amounts reclassified from accumulated other comprehensive loss	—	527	527

Net current-period other comprehensive loss	(1,591)	(280)	(1,871)

Ending balance	$(20,436)	$(135)	$(20,571)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

Six Months Ended June 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)

Other comprehensive income before reclassifications	1,015	1,753	2,768
Amounts reclassified from accumulated other comprehensive loss	615	604	1,219

Net current-period other comprehensive income	1,630	2,357	3,987

Ending balance	$(19,297)	$1,391	$(17,906)

Six Months Ended June 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(5,088)	(1,412)	(6,500)
Amounts reclassified from accumulated other comprehensive loss	—	586	586

Net current-period other comprehensive loss	(5,088)	(826)	(5,914)

Ending balance	$(20,436)	$(135)	$(20,571)

During the three and six months ended June 30, 2025, the Company reclassified a $615 thousand of cumulative translation adjustment (CTA) from accumulated other comprehensive loss into loss in connection with the liquidation of MMS, the Company’s indirect wholly owned foreign subsidiary.
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
During the first half of 2025, the Company repurchased 1,025,669 shares of its common stock in the open market for an aggregate purchase price of $3.4 million and a weighted average price per share of $3.32 under the stock repurchase program.

17. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per common share
Income (Loss) from continuing operations	$8,486	$(2,208)	$3,404	$(16,492)
Loss from discontinued operations, net of tax	(8,163)	(10,789)	(11,959)	(11,922)

Net income (loss)	$323	$(12,997)	$(8,555)	$(28,414)

Basic weighted average common stock outstanding	36,083,703	38,174,920	36,483,551	38,359,851
Basic earnings (loss) per common share
Continuing operations	$0.24	$(0.06)	$0.09	$(0.43)
Discontinued operations	(0.23)	(0.28)	(0.32)	(0.31)

Total	$0.01	$(0.34)	$(0.23)	$(0.74)

Diluted earnings (loss) per common share
Income (Loss) from continuing operations	$8,486	$(2,208)	$3,404	$(16,492)
Loss from discontinued operations, net of tax	(8,163)	(10,789)	(11,959)	(11,922)

Net income (loss)	$323	$(12,997)	$(8,555)	$(28,414)

Basic weighted average common stock outstanding	36,083,703	38,174,920	36,483,551	38,359,851
Net effect of dilutive equity awards	684,944	—	726,071	—

Diluted weighted average common stock outstanding	36,768,647	38,174,920	37,209,622	38,359,851
Diluted earnings (loss) per common share
Continuing operations	$0.23	$(0.06)	$0.09	$(0.43)
Discontinued operations	(0.22)	(0.28)	(0.32)	(0.31)

Total	$0.01	$(0.34)	$(0.23)	$(0.74)

Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss from continuing operations for the three and six months ended June 30, 2024, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic loss per common share equals diluted loss per common share.
The following outstanding instruments were excluded from the computation of diluted earnings (loss) per common share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Options	464,065	757,158	464,065	757,158
Restricted Stock Units	—	2,476,131	—	2,476,131

18.
Commitments
and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $565 thousand and $2,294 thousand as other current assets as of June 30, 2025 and December 31, 2024, respectively.
19. Subsequent Events
Derivative contracts
In July 2025, the Company and NFIK entered into derivative contracts of zero cost collars for the period from April 2026 to September 2026. The total notional amounts are $18,000 thousand.
Stock Repurchase
In July 2025, the Company repurchased 30,005 shares of its common stock in the open market for an aggregate purchase price of $0.1 million and a weighted average price per share of $3.92 under the stock repurchase program.

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

Accordingly, on April 6, 2025, our Board of Directors unanimously approved the plan to shut down our Display business (the “Discontinued Business”), including the liquidation of MMS, our indirect wholly owned subsidiary that operated the Discontinued Business. For additional information regarding the announcement of our plan to shut down display business, see the Company’s Current Report on Form 8-K filed on April 8, 2025. As a result of the Discontinued Business and the cessation of transitional Fab 3 foundry services, our results from continuing operations in future periods will consist solely of the Power solutions business.

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

Accordingly, on April 6, 2025, our Board of Directors unanimously approved the plan to shut down our Display business (the “Discontinued Business”) by the end of the second quarter of 2025, including the liquidation of MMS, our indirect wholly owned subsidiary that operated the Discontinued Business. For additional information regarding the announcement of our plan to shut down display business, see the Company’s Current Report on Form 8-K filed on April 8, 2025.

Although we shut down our Display business, we continue to provide limited support for remaining customer obligations including the sale of “end of life” (“EOL”) Display products, which is being conducted by MSK. We have retained a small team to continue to support customers with respect to EOL Display products. The sale of EOL Display products and the potential monetization of the intellectual property assets of the Discontinued Business are currently expected to generate cash inflow of approximately $20 million over a period of approximately 2 years from the second half of 2025, depending upon customer demand and monetization efforts of the Display intellectual property assets.

The total estimated cash cost of the liquidation is approximately $12 to $15 million, which is expected to be offset by the cash inflow that may be generated as described above. The one-time liquidation cost is expected to consist of statutory severance and other employee-related costs, contract termination charges and other associated costs. Of this estimated total cash cost, we paid $6.5 million of statutory severance and other employee-related costs in the second quarter of 2025. Further, we originally expected to pay certain contract termination charges in full along with the statutory severance and other employee-related costs, but negotiated with the respective vendors for those contract termination charges totaling $6.5 million to be paid over the duration of the remaining existing contract terms.

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

As of June 30, 2025, approximately $7.0 million aggregate principal amount of the CAPEX Loans was outstanding, which bears interest at 2.68% per annum and matures on June 26, 2035.

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

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) other charges. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax benefit, net and depreciation and amortization.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. A reconciliation of income (loss) to Adjusted EBITDA from continuing operations is as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Dollars in millions)
Income (Loss) from continuing operations	$8.5	$3.4	$(2.2)	$(16.5)
Interest income	(1.3)	(2.9)	(2.1)	(4.3)
Interest expense	0.4	0.9	0.5	0.7
Income tax benefit, net	(4.1)	(4.5)	(5.4)	(3.5)
Depreciation and amortization	3.4	6.6	3.7	7.4

EBITDA from continuing operations	$6.8	$3.5	$(5.6)	$(16.2)
Adjustments:
Equity-based compensation expense(a)	1.0	1.8	1.1	1.9
Foreign currency loss (gain), net(b)	(10.8)	(10.4)	3.6	8.6
Derivative valuation loss (gain), net(c)	0.1	0.1	(0.1)	(0.1)
Other charges(d)	0.8	0.8	—	—

Adjusted EBITDA from continuing operations	$(2.1)	$(4.2)	$(1.0)	$(5.8)

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

(d)

For the three and six months ended June 30, 2025, this adjustment eliminates $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude (i) equity-based compensation expense and (ii) other charges.

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Dollars in millions)
Operating loss	$(7.4)	$(13.7)	$(5.7)	$(15.1)
Adjustments:
Equity-based compensation expense(a)	1.0	1.8	1.1	1.9
Other charges(b)	0.8	0.8	—	—

Adjusted Operating Loss	$(5.6)	$(11.0)	$(4.7)	$(13.2)

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

(b)

For the three and six months ended June 30, 2025, this adjustment eliminates $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Income (Loss) (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Dollars in millions, except per share data)
Income (Loss) from continuing operations	$8.5	$3.4	$(2.2)	$(16.5)
Adjustments:
Equity-based compensation expense(a)	1.0	1.8	1.1	1.9
Foreign currency loss (gain), net(b)	(10.8)	(10.4)	3.6	8.6
Derivative valuation loss (gain), net(c)	0.1	0.1	(0.1)	(0.1)
Other charges(d)	0.8	0.8	—	—
Income tax effect on non-GAAP adjustments(e)	(2.3)	(2.3)	0.2	(1.2)

Adjusted Income (Loss) from continuing operations	$(2.7)	$(6.5)	$2.6	$(7.3)

Reported earnings (loss) per share – basic	$0.24	$0.09	$(0.06)	$(0.43)
Reported earnings (loss) per share – diluted	$0.23	$0.09	$(0.06)	$(0.43)
Weighted average number of shares – basic	36,083,703	36,483,551	38,174,920	38,359,851
Weighted average number of shares – diluted	36,768,647	37,209,622	38,174,920	38,359,851
Adjusted earnings (loss) per share – basic	$(0.08)	$(0.18)	$0.07	$(0.19)
Adjusted earnings (loss) per share – diluted	$(0.08)	$(0.18)	$0.07	$(0.19)
Weighted average number of shares – basic	36,083,703	36,483,551	38,174,920	38,359,851
Weighted average number of shares – diluted	36,083,703	36,483,551	38,529,789	38,359,851

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

(d)

For the three and six months ended June 30, 2025, this adjustment eliminates $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)

For the six months ended June 30, 2025 and 2024, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments. For the six months ended June 30, 2025, income tax effect on non-GAAP adjustments related to our Korean subsidiary was negative $2.3 million. For six months ended June 30, 2024, income tax effect on non-GAAP adjustments related to our Korean subsidiary and the U.S. parent entity were negative $1.7 million and positive $0.5 million, respectively.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2025 and 2024, we sold products to 163 and 135 customers, respectively, and our net sales to our ten largest customers represented 74% and 73% of our net sales – Power solutions business, respectively.

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

Average Selling Prices (“ASP”). Average selling prices for our products tend to be highest at the time of introduction of new products which utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. We strive to offset the impact of declining selling prices for existing products through our product development activities and by introducing new products that command selling prices above the average selling price of our existing products. In addition, we seek to manage our inventories and manufacturing capacity so as to preclude losses from product and productive capacity obsolescence.

Material Costs. Our material costs consist of costs of raw materials, such as silicon wafers, chemicals, gases and tape and packaging supplies. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could increase significantly.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2025, 96% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of June 30, 2025, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $241.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth consolidated results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business	$47.6	100.0%	$44.1	95.0%	$3.6
Net sales – transitional Fab 3 foundry services	—	—	2.3	5.0	(2.3)

Total revenues	47.6	100.0	46.4	100.0	1.2
Cost of sales
Cost of sales – Power solutions business	37.9	79.6	34.2	73.6	3.8
Cost of sales – transitional Fab 3 foundry services	—	—	2.5	5.3	(2.5)

Total cost of sales	37.9	79.6	36.6	78.9	1.3

Gross profit	9.7	20.4	9.8	21.1	(0.1)
Selling, general and administrative expenses	9.3	19.6	9.7	21.0	(0.4)
Research and development expenses	7.0	14.7	5.8	12.4	1.2
Other charges	0.8	1.8	—	—	0.8

Operating loss	(7.4)	(15.6)	(5.7)	(12.3)	(1.7)
Interest income	1.3	2.8	2.1	4.6	(0.8)
Interest expense	(0.4)	(0.8)	(0.5)	(1.0)	0.1
Foreign currency gain (loss), net	10.8	22.7	(3.6)	(7.8)	14.4
Other income, net	0.1	0.1	0.1	0.2	(0.1)

	11.8	24.8	(1.9)	(4.0)	13.7

Income (Loss) from continuing operations before income tax benefit, net	4.4	9.1	(7.6)	(16.4)	11.9
Income tax benefit, net	(4.1)	(8.7)	(5.4)	(11.6)	1.2

Income (Loss) from continuing operations	8.5	17.8	(2.2)	(4.8)	10.7
Loss from discontinued operations, net of tax	(8.2)	(17.1)	(10.8)	(23.3)	2.6

Net income (loss)	$0.3	0.7	$(13.0)	(28.0)	$13.3

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business
Power Analog Solutions	$42.3	88.7%	$39.2	84.6%	$3.0
Power IC	5.4	11.3	4.8	10.4	0.5

Total Power solutions business	47.6	100.0	44.1	95.0	3.6
Net sales – transitional Fab 3 foundry services	—	—	2.3	5.0	(2.3)

Total revenues	$47.6	100.0%	$46.4	100.0%	$1.2

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – Power solutions business
Power Analog Solutions	$7.7	18.2%	$7.7	19.7%	$(0.0)
Power IC	2.0	37.4	2.2	45.5	(0.2)

Total Power solutions business	9.7	20.4%	9.9	22.5%	(0.2)
Gross profit – transitional Fab 3 foundry services	—	—	(0.1)	(5.2)	0.1

Total gross profit	$9.7	20.4%	$9.8	21.1%	$(0.1)

Revenues

Total revenues were $47.6 million for the three months ended June 30, 2025, a $1.2 million, or 2.6%, increase compared to $46.4 million for the three months ended June 30, 2024. This increase was primarily due to an increase in revenue related to our Power solutions business as described below.

The Power solutions business. Net sales from our Power solutions business were $47.6 million for the three months ended June 30, 2025, a $3.6 million, or 8.1%, increase compared to $44.1 million for the three months ended June 30, 2024. The increase in net sales from our Power solutions business line was attributable to a higher demand for power products such as MOSFETs, including high-end MOSFETs in the communication and computing applications. A higher demand for our Power IC products, primarily for LED televisions and OLED IT devices, also had a favorable impact on net sales.

Gross Profit

Total gross profit was $9.7 million for the three months ended June 30, 2025 compared to $9.8 million the three months ended June 30, 2024, a $0.1 million, or 0.8%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2025 decreased to 20.4% compared to 21.1% for the three months ended June 30, 2024. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our Power solutions business as further described below.

The Power solutions business. Gross profit from our Power solutions business was $9.7 million for the three months ended June 30, 2025, which represented a $0.2 million, or 2.0%, decrease from gross profit of $9.9 million for the three months ended June 30, 2024. Gross profit as a percentage of net sales for the three months ended June 30, 2025 decreased to 20.4% compared to 22.5% for the three months ended June 30, 2024. The year-over-year decrease in gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix primarily relating to ASP erosion due to increased pricing pressure on our older generation products, particularly in China.

Net Sales – Power solutions business by Geographic Region

We report net sales – Power solutions business by geographic region based on the location to which the products are billed. The following table sets forth our net sales – Power solutions business by geographic region and the percentage of total net sales – Power solutions business represented by each geographic region for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	% of Net Sales – Power solutions business	Amount	% of Net Sales – Power solutions business	Change Amount
	(Dollars in millions)
Korea	$22.7	47.7%	$19.9	45.1%	$2.8
Asia Pacific (other than Korea)	22.4	47.1	22.6	51.3	(0.2)
United States	1.5	3.1	0.3	0.7	1.2
Europe	1.0	2.1	1.3	2.9	(0.3)

	$47.6	100.0%	$44.1	100.0%	$3.6

Net sales – Power solutions business in Korea increased from $19.9 million for the three months ended June 30, 2024 to $22.7 million for the three months ended June 30, 2025, or by $2.8 million, or 14.3%, primarily due to a higher demand for power products such as MOSFETs, primarily for smartphone applications. A higher demand for our Power IC products, primarily for LED televisions and OLED IT devices, also had a favorable impact on net sales.

Net sales – Power solutions business in Asia Pacific (other than Korea) were $22.4 million for the three months ended June 30, 2025, which remained almost flat, compared to $22.6 million for the three months ended June 30, 2024.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.3 million, or 19.6% of total revenues, for the three months ended June 30, 2025, compared to $9.7 million, or 21.0% of total revenues, for the three months ended June 30, 2024. The decrease of $0.4 million, or 4.3%, was primarily attributable to a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $7.0 million, or 14.7% of total revenues, for the three months ended June 30, 2025, compared to $5.8 million, or 12.4% of total revenues, for the three months ended June 30, 2024. The increase of $1.2 million, or 20.9%, was primarily attributable to higher personnel costs resulting from the increased headcount of research and development staff and an increase in material costs for power products based on the timing of development activities.

Other Charges. For the three months ended June 30, 2025, we recorded $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals.

Operating Loss

As a result of the foregoing, operating loss of $7.4 million was recorded for the three months ended June 30, 2025 compared to operating loss of $5.7 million for the three months ended June 30, 2024. As discussed above, the increase in operating loss of $1.7 million resulted primarily from a $1.2 million increase in research and development expenses, a $0.8 million increase in other charges and a $0.1 million decrease in gross profit, which was offset in part by a $0.4 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $1.3 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively.

Interest Expense. Interest expense was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended June 30, 2025 was $10.8 million compared to net foreign currency loss of $3.6 million for the three months ended June 30, 2024. The net foreign currency gain for the three months ended June 30, 2025 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the three months ended June 30, 2024 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2025 and 2024, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $241.7 million and $261.5 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

Income tax benefit was $4.1 million for the three months ended June 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Income tax benefit was $5.4 million for the three months ended June 30, 2024, which was primarily due to the estimated taxable loss for the respective period from its primary operating entity in Korea for continuing operations.

Income (Loss) from Continuing Operations

Income from continuing operations for the three months ended June 30, 2025 was $8.5 million compared to loss from continuing operations of $2.2 million for the three months ended June 30, 2024. The $10.7 million improvement in results from continuing operations was primarily attributable to a $14.4 million improvement in net foreign currency gain or loss, which was offset in part by a $1.7 million increase in operating loss and a $1.2 million decrease in income tax benefit.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three months ended June 30, 2025 was $8.2 million, compared to loss from discontinued operations, net of tax of $10.8 million for the three months ended June 30, 2024. The $2.6 million improvement in loss from discontinued operations, net of tax primarily resulted from a $3.6 million decrease in income tax expense, which was offset in part by a $0.4 million increase in operating loss.

Net Income (Loss)

As a result of the foregoing, a net income of $0.3 million was recorded for the three months ended June 30, 2025 compared to a net loss of $13.0 million for the three months ended June 30, 2024. As discussed above, the improvement in net loss of $13.3 million primarily resulted from a $10.7 million increase in income from continuing operations and a $2.6 million decrease in loss from discontinued operations, net of tax.

Results of Operations – Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth consolidated results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business	$92.3	100.0%	$84.0	93.5%	$8.4
Net sales – transitional Fab 3 foundry services	—	—	5.9	6.5	(5.9)

Total revenues	92.3	100.0	89.8	100.0	2.5
Cost of sales
Cost of sales – Power solutions business	73.3	79.3	67.0	74.6	6.2
Cost of sales – transitional Fab 3 foundry services	—	—	6.7	7.4	(6.7)

Total cost of sales	73.3	79.3	73.7	82.0	(0.4)

Gross profit	19.1	20.7	16.1	18.0	2.9
Selling, general and administrative expenses	19.0	20.6	19.3	21.5	(0.2)
Research and development expenses	12.9	14.0	12.0	13.3	0.9
Other charges	0.8	0.9	—	—	0.8

Operating loss	(13.7)	(14.9)	(15.1)	(16.8)	1.4
Interest income	2.9	3.1	4.3	4.8	(1.4)
Interest expense	(0.9)	(0.9)	(0.7)	(0.7)	(0.2)
Foreign currency gain (loss), net	10.4	11.3	(8.6)	(9.6)	19.0
Other income, net	0.2	0.2	0.2	0.2	0.0

	12.6	13.6	(4.9)	(5.4)	17.5

Loss from continuing operations before income tax benefit	(1.1)	(1.2)	(20.0)	(22.2)	18.8
Income tax benefit, net	(4.5)	(4.9)	(3.5)	(3.9)	(1.1)

Income (Loss) from continuing operations	3.4	3.7	(16.5)	(18.4)	19.9
Loss from discontinued operations, net of tax	(12.0)	(13.0)	(11.9)	(13.3)	(0.0)

Net loss	$(8.6)	(9.3)	$(28.4)	(31.6)	$19.9

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business
Power Analog Solutions	$82.1	88.9%	$75.8	84.3%	$6.3
Power IC	10.2	11.1	8.2	9.1	2.0

Total Power solutions business	92.3	100.0	84.0	93.5	8.4
Net sales – transitional Fab 3 foundry services	—	—	5.9	6.5	(5.9)

Total revenues	$92.3	100.0%	$89.8	100.0%	$2.5

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – Power solutions business
Power Analog Solutions	$14.8	18.0%	$13.3	17.6%	$1.5
Power IC	4.3	41.7	3.6	43.9	0.7

Total Power solutions business	19.1	20.7%	17.0	20.2%	2.1
Gross profit – transitional Fab 3 foundry services	—	—	(0.8)	(13.7)	0.8

Total gross profit	$19.1	20.7%	$16.1	18.0%	$2.9

Revenues

Total revenues were $92.3 million for the six months ended June 30, 2025, a $2.5 million, or 2.8%, increase compared to $89.8 million for the six months ended June 30, 2024. This increase was primarily due to an increase in revenue related to our Power solutions business as described below.

The Power solutions business. Net sales from our Power solutions business were $92.3 million for the six months ended June 30, 2025, an $8.4 million, or 10.0%, increase compared to $84.0 million for the six months ended June 30, 2024. The increase in net sales from our Power solutions business line was attributable to a higher demand for power products such as MOSFETs in the communication applications. A higher demand for our Power IC products, primarily for LED televisions and OLED IT devices, also had a favorable impact on net sales.

Gross Profit

Total gross profit was $19.1 million for the six months ended June 30, 2025 compared to $16.1 million for the six months ended June 30, 2024, a $2.9 million, or 18.1%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2025 increased to 20.7% compared to 18.0% for the six months ended June 30, 2024. The increase in gross profit and gross profit as a percentage of net sales was primarily due to our Power solutions business as further described below.

The Power solutions business. Gross profit from our Power solutions business was $19.1 million for the six months ended June 30, 2025, which represented a $2.1 million, or 12.5%, increase from gross profit of $17.0 million for the six months ended June 30, 2024. Gross profit as a percentage of net sales for the six months ended June 30, 2025 increased to 20.7% compared to 20.2% for the six months ended June 30, 2024. The year-over-year increase in gross profit as a percentage of net sales was primarily attributable to the appreciation in value of U.S. dollar against the Korean Won in the first quarter of 2025, which was offset in part by an unfavorable product mix primarily relating to ASP erosion due to increased pricing pressure on our older generation products, particularly in China.

Net Sales – Power solutions business by Geographic Region

We report net sales – Power solutions business by geographic region based on the location to which the products are billed. The following table sets forth our net sales – Power solutions business by geographic region and the percentage of total net sales – Power solutions business represented by each geographic region for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	% of Net Sales – Power solutions business	Amount	% of Net Sales – Power solutions business	Change Amount
	(Dollars in millions)
Korea	$44.4	48.1%	$37.0	44.0%	$7.5
Asia Pacific (other than Korea)	43.4	47.0	43.7	52.0	(0.3)
United States	2.7	2.9	0.6	0.8	2.0
Europe	1.8	2.0	2.7	3.2	(0.8)

	$92.3	100.0%	$84.0	100.0%	$8.4

Net sales – Power solutions business in Korea increased from $37.0 million for the six months ended June 30, 2024 to $44.4 million for the six months ended June 30, 2025, or by $7.5 million, or 20.2%, primarily due to a higher demand for power products such as MOSFETs, primarily for smartphone applications. A higher demand for our Power IC products, primarily for LED televisions and OLED IT devices, also had a favorable impact on net sales.

Net sales – Power solutions business in Asia Pacific (other than Korea) were $43.4 million for the six months ended June 30, 2025, which remained almost flat, compared to $43.7 million for the six months ended June 30, 2024.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.0 million, or 20.6% of total revenues, for the six months ended June 30, 2025, compared to $19.3 million, or 21.5% of total revenues, for the six months ended June 30, 2024. The decrease of $0.2 million, or 1.2%, was primarily attributable to a decrease in professional fees mainly comprised of legal and consulting fees, which was offset in part by a net increase in employee compensation and certain benefit related charges.

Research and Development Expenses. Research and development expenses were $12.9 million, or 14.0% of total revenues, for the six months ended June 30, 2025, compared to $12.0 million, or 13.3% of total revenues, for the six months ended June 30, 2024. The increase of $0.9 million, or 7.8%, was primarily attributable to higher personnel costs resulting from the increased headcount of research and development staff.

Other Charges. For the six months ended June 30, 2025, we recorded $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals.

Operating Loss

As a result of the foregoing, operating loss of $13.7 million was recorded for the six months ended June 30, 2025 compared to operating loss of $15.1 million for the six months ended June 30, 2024. As discussed above, the improvement in operating loss of $1.4 million resulted primarily from a $2.9 million increase in gross profit and a $0.2 million decrease in selling, general and administrative expenses, which was offset in part by a $0.9 million increase in research and development expenses, and a $0.8 million increase in other charges.

Other Income (Expense)

Interest Income. Interest income was $2.9 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.

Interest Expense. Interest expense was $0.9 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.2 million, or 26.6%, was primarily due to the Term Loan that we executed in March 2024.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the six months ended June 30, 2025 was $10.4 million compared to net foreign currency loss of $8.6 million for the six months ended June 30, 2024. The net foreign currency gain for the six months ended June 30, 2025 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the six months ended June 30, 2024 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2025 and 2024, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $241.7 million and $261.5 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

Income tax benefit was $4.5 million for the six months ended June 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Income tax benefit was $3.5 million for the six months ended June 30, 2024, which was primarily due to the estimated taxable loss for the respective period from its primary operating entity in Korea for continuing operations.

Income (Loss) from Continuing Operations

Income from continuing operations for the six months ended June 30, 2025 was $3.4 million compared to loss from continuing operations of $16.5 million for the six months ended June 30, 2024. The $19.9 million improvement in results from continuing operations was primarily attributable to a $19.0 million improvement in net foreign currency gain or loss, a $1.4 million decrease in operating loss and a $1.1 million increase in income tax benefit, which was offset in part by a $1.4 million decrease in interest income.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the six months ended June 30, 2025 was $12.0 million, which remained almost flat, compared to loss from discontinued operations, net of tax of $11.9 million for the six months ended June 30, 2024.

Net Loss

As a result of the foregoing, a net loss of $8.6 million was recorded for the six months ended June 30, 2025 compared to a net loss of $28.4 million for the six months ended June 30, 2024. As discussed above, the improvement in net loss of $19.9 million primarily resulted from a $19.9 million decrease in loss from continuing operations.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2025, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of June 30, 2025, the outstanding obligation of this arrangement is approximately $12.9 million for remaining service term through 2028.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $29.5 million based on the KRW/USD exchange rate of 1,356.4:1 as of June 30, 2025 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

On June 26, 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into a CAPEX Loan of KRW 9,520,000,000 (approximately $7.0 million based on the KRW/USD exchange rate of 1,356.4:1 as of June 30, 2025 as quoted by KEB Hana Bank). The CAPEX Loan requires monthly interest-only payments, with principal repayments deferred for an initial two-year period and amortized over the subsequent eight years, and matures on June 26, 2035.

As of June 30, 2025, cash and cash equivalents held by MSK were $102.5 million, which represents 90% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of June 30, 2025 was $156.5 million compared to $173.0 million as of December 31, 2024. The decrease in working capital balance was mainly attributable to a $25.3 million decrease in cash and cash equivalents resulted primarily from a $6.5 million of severance and other employee-related costs in connection with the liquidation of MMS, and continued execution of capital expenditures and stock repurchase program.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $29.8 million for the six months ended June 30, 2025, compared to $5.1 million of cash outflow used in operating activities for the six months ended June 30, 2024. The net operating cash outflow for the six months ended June 30, 2025 reflects our net loss of $8.6 million, as adjusted favorably by $0.3 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency gain and stock-based compensation, and net unfavorable impact of $21.5 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $7.7 million for the six months ended June 30, 2025, compared to $33.1 million of cash outflow used in investing activities for the six months ended June 30, 2024. The $25.4 million decrease in cash outflow was primarily attributable to a $30.0 million of investment in short-term financial instruments in the first half of 2024, a $2.8 million of net decrease in hedge collateral and $2.8 million decrease in net payment of guarantee deposits, which was offset in part by a $10.5 million increase in purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $2.6 million for the six months ended June 30, 2025, compared to $22.9 million of cash inflow provided by financing activities for the six months ended June 30, 2024. The financing cash inflow for the six months ended June 30, 2025 was primarily attributable to the $7.0 million of proceeds received from the CAPEX Loan with KDB, which was offset in part by a payment of $3.5 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the six months ended June 30, 2024 was primarily attributable to the $30.1 million of proceeds received from the Term Loan with KDB, which was offset in part by a payment of $6.3 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the six months ended June 30, 2025, capital expenditures for property, plant and equipment were $12.1 million, a $10.5 million, or 671.6%, increase from $1.6 million for the six months ended June 30, 2024. The capital expenditures for the six months ended June 30, 2025 and 2024 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facility.

Looking ahead, we expect the capital expenditures for the year ending December 31, 2025 to be in the range of $32 to $34 million, of which $12.1 million was incurred through June 30, 2025. The $32 to $34 million range includes approximately $20 to $22 million planned for new investments into our fabrication facility located in Gumi, Korea. The capital expenditures for 2025 will be partially funded through the $26.5 million Equipment Financing Credit Agreement, which is specifically designated for equipment purchases or upgrades in our Gumi fabrication facility. Of the $12.1 million of capital expenditures incurred in the first half of 2025, $7.0 million was funded by Equipment Financing Credit Agreement. These new investments in the Gumi fabrication facility are expected to drive development of new generation products, and upgrade new tools to optimize product mix and improve gross profit margin in the near future and the longer-term.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
April 2025	612,184	$3.02	612,184	$21,639
May 2025(1)	2,723	$3.28	—	$21,639
June 2025	116,650	$3.87	116,650	$21,188

Total	731,557	$3.16	728,834	$21,188

(1)	Includes 2,723 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
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
Item 408.
Voluntary Resignation Program
As of August 1, 2025, we announced a voluntary resignation program (the “Program”) as part of our cost reduction initiatives to align our spending level with a strategy to become a pure-play power company. The shutdown of the Display business made some shared function headcount redundant because such functions had supported both the Display and Power businesses. Due to the voluntary nature of the Program, we are unable to provide an exact amount of the related financial impact at this time. However, the Program is expected to result in estimated annual savings in operating expenses of $2 to $3 million with the payback period of 1.5 years.

Item 6.	Exhibits.

Exhibit Number	Description

10.1#*	Amendment to Employment Agreement, dated April 28, 2025, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., and Young-Joon Kim.

10.2#*	Amended and Restated Executive Service Agreement, dated April 28, 2025, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., and Shin Young Park.

10.3#*	Amendment to Employment Agreement, dated April 28, 2025, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., and Shin Young Park.

10.4#*	Amended and Restated Director Compensation Policy, dated June 26, 2025.

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 5, 2025	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2025	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)