Form 10-Q
period 2025-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2025-11-10
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2025, the registrant had 35,981,823 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		1

Item 1.	Interim Consolidated Financial Statements (Unaudited)	1

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024	4

	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	5

	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	[Reserved]	49

Item 4.	Controls and Procedures	49

PART II OTHER INFORMATION		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURES		54

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$108,005	$138,610
Accounts receivable, net	31,431	28,402
Inventories, net	37,375	30,535
Other receivables	4,155	4,444
Prepaid expenses	6,022	10,379
Hedge collateral (Note 8)	—	2,080
Other current assets (Note 19)	10,375	4,779

Total current assets	197,363	219,229
Property, plant and equipment, net	94,918	81,463
Operating lease right-of-use assets	2,423	3,107
Intangible assets, net	498	507
Long-term prepaid expenses, net	590	165
Deferred income taxes	55,573	52,889
Other non-current assets	8,241	21,956

Total assets	$359,606	$379,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,546	$21,642
Other accounts payable	12,334	10,764
Accrued expenses (Note 7)	12,019	8,648
Accrued income taxes	44	56
Operating lease liabilities	1,428	1,393
Other current liabilities	2,308	3,765

Total current liabilities	45,679	46,268
Long-term borrowings	38,935	27,211
Accrued severance benefits, net	14,213	17,094
Non-current operating lease liabilities	1,018	1,823
Other non-current liabilities	4,412	10,123

Total liabilities	104,257	102,519

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 57,674,256 shares issued and 35,948,422 outstanding at September 30, 2025 and 57,498,507 shares issued and 36,912,118 outstanding at December 31, 2024	576	574
Additional paid-in capital	280,975	279,423
Retained earnings	222,931	244,576
Treasury stock, 21,725,834 shares at September 30, 2025 and 20,586,389 shares at December 31, 2024, respectively	(229,700)	(225,883)
Accumulated other comprehensive loss	(19,433)	(21,893)

Total stockholders’ equity	255,349	276,797

Total liabilities and stockholders’ equity	$359,606	$379,316

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – Power solutions business	$45,946	$52,994	$138,290	$136,970
Net sales – transitional Fab 3 foundry services	—	2,440	—	8,302

Total revenues	45,946	55,434	138,290	145,272
Cost of sales:
Cost of sales – Power solutions business	37,405	41,329	110,675	108,354
Cost of sales – transitional Fab 3 foundry services	—	2,599	—	9,267

Total cost of sales	37,405	43,928	110,675	117,621

Gross profit	8,541	11,506	27,615	27,651
Operating expenses:
Selling, general and administrative expenses	8,312	9,521	26,491	28,341
Research and development expenses	7,773	6,472	19,698	18,455
Early termination and other charges	3,994	—	4,840	—

Total operating expenses	20,079	15,993	51,029	46,796

Operating loss	(11,538)	(4,487)	(23,414)	(19,145)
Interest income	1,255	1,939	4,117	6,214
Interest expense	(469)	(472)	(1,265)	(1,143)
Foreign currency gain (loss), net	(4,280)	5,247	6,112	(3,388)
Other income (expense), net	253	(31)	284	121

Income (Loss) from continuing operations before income tax expense (benefit), net	(14,779)	2,196	(14,166)	(17,341)
Income tax expense (benefit), net	(4,170)	6,117	(8,709)	2,267

Loss from continuing operations	(10,609)	(3,921)	(5,457)	(19,608)
Loss from discontinued operations, net of tax	(2,481)	(5,696)	(16,188)	(18,423)

Net loss	$(13,090)	$(9,617)	$(21,645)	$(38,031)

Basic loss per common share—
Continuing operations	$(0.29)	$(0.11)	$(0.15)	$(0.52)
Discontinued operations	$(0.07)	$(0.15)	$(0.45)	$(0.48)
Total	$(0.36)	$(0.26)	$(0.60)	$(1.00)
Diluted loss per common share—
Continuing operations	$(0.29)	$(0.11)	$(0.15)	$(0.52)
Discontinued operations	$(0.07)	$(0.15)	$(0.45)	$(0.48)
Total	$(0.36)	$(0.26)	$(0.60)	$(1.00)
Weighted average number of shares—
Basic	35,934,406	37,468,849	36,298,491	38,060,682
Diluted	35,934,406	37,468,849	36,298,491	38,060,682
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands of U.S. dollars)
Net loss	$(13,090)	$(9,617)	$(21,645)	$(38,031)

Other comprehensive income (loss) (Note 16)
Foreign currency translation adjustments	(505)	2,866	1,125	(2,222)
Derivative adjustments	(1,022)	1,053	1,335	227

Total other comprehensive income (loss)	(1,527)	3,919	2,460	(1,995)

Total comprehensive loss	$(14,617)	$(5,698)	$(19,185)	$(40,026)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Three Months Ended September 30, 2025:
Balance at June 30, 2025	35,954,038	$575	$280,853	$236,021	$(229,381)	$(17,906)	$270,162
Stock-based compensation	—	—	123	—	—	—	123
Settlement of restricted stock units	92,981	1	(1)	—	—	—	—
Acquisition of treasury stock	(98,597)	—	—	—	(319)	—	(319)
Other comprehensive loss, net	—	—	—	—	—	(1,527)	(1,527)
Net loss	—	—	—	(13,090)	—	—	(13,090)

Balance at September 30, 2025	35,948,422	$576	$280,975	$222,931	$(229,700)	$(19,433)	$255,349

Three Months Ended September 30, 2024:
Balance at June 30, 2024	37,799,482	$569	$275,329	$270,470	$(219,949)	$(20,571)	$305,848
Stock-based compensation	—	—	1,977	—	—	—	1,977
Settlement of restricted stock units	16,637	0	(0)	—	—	—	—
Acquisition of treasury stock	(524,075)	—	—	—	(2,554)	—	(2,554)
Other comprehensive income, net	—	—	—	—	—	3,919	3,919
Net loss	—	—	—	(9,617)	—	—	(9,617)

Balance at September 30, 2024	37,292,044	$569	$277,306	$260,853	$(222,503)	$(16,652)	$299,573

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Treasury Stock		Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Nine Months Ended September 30, 2025:
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	1,615	—	—	—	1,615
Settlement of restricted stock units	175,749	2	(63)	—	—	—	(61)
Acquisition of treasury stock	(1,139,445)	—	—	—	(3,817)	—	(3,817)
Other comprehensive income, net	—	—	—	—	—	2,460	2,460
Net loss	—	—	—	(21,645)	—	—	(21,645)

Balance at September 30, 2025	35,948,422	$576	$280,975	$222,931	$(229,700)	$(19,433)	$255,349

Nine Months Ended September 30, 2024:
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	4,093	—	—	—	4,093
Settlement of restricted stock units	60,812	0	(43)	—	—	—	(43)
Acquisition of treasury stock	(1,621,510)	—	—	—	(9,049)	—	(9,049)
Other comprehensive loss, net	—	—	—	—	—	(1,995)	(1,995)
Net loss	—	—	—	(38,031)	—	—	(38,031)

Balance at September 30, 2024	37,292,044	$569	$277,306	$260,853	$(222,503)	$(16,652)	$299,573

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(21,645)	$(38,031)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,938	12,171
Provision for severance benefits	2,868	4,552
Loss (gain) on foreign currency, net	(10,612)	6,140
Provision (reversal) for inventory reserves	1,919	(1,615)
Stock-based compensation	1,615	4,093
Impairment charges	12,424	—
Deferred income taxes	(569)	3,111
Others, net	220	552
Changes in operating assets and liabilities
Accounts receivable, net	(7,610)	3,560
Inventories	(7,131)	(2,365)
Other receivables	(1,287)	(1,030)
Other current assets	2,078	6,800
Accounts payable	641	619
Other accounts payable	(6,803)	(10,197)
Accrued expenses	1,925	(1,339)
Accrued income taxes	(16)	(1,459)
Other current liabilities	(323)	(240)
Other non-current liabilities	(48)	(345)
Payment of severance benefits	(10,669)	(1,889)
Others, net	3,446	(1,077)

Net cash used in operating activities	(29,639)	(17,989)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	2,237	627
Payment of hedge collateral	—	(612)
Proceeds from disposal of property, plant and equipment	554	—
Purchase of property, plant and equipment	(19,739)	(4,175)
Payment for intellectual property registration	(182)	(263)
Collection of guarantee deposits	4,274	1,153
Payment of guarantee deposits	(355)	(2,090)
Purchase of short-term financial instruments	—	(30,000)
Others, net	180	(37)

Net cash used in investing activities	(13,031)	(35,397)
Cash flows from financing activities
Proceeds from long-term borrowings	10,611	30,059
Acquisition of treasury stock	(4,340)	(9,507)
Repayment of financing related to water treatment facility arrangement	(341)	(357)
Repayment of principal portion of finance lease liabilities	(121)	(104)

Net cash provided by financing activities	5,809	20,091
Effect of exchange rates on cash and cash equivalents	6,256	(3,702)

Net decrease in cash and cash equivalents	(30,605)	(36,997)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	138,610	158,092

Cash and cash equivalents at end of period	$108,005	$121,095

Supplemental cash flow information
Cash paid for interest on long-term borrowings	$927	$618
Cash paid (refunded) for income taxes	$(1,043)	$788
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$2,220	$2,324
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
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect a plan to shut down the Company’s Display business and transition into a pure-play Power company. The assets and liabilities related to the discontinued Display business have not been reclassified on the consolidated balance sheets as of September 30, 2025. See Note 2 “Discontinued Operations” for additional information. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2025, except for those related to discontinued operations as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
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
The following table summarizes the results from discontinued operations, net of tax, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$7,233	$11,026	$24,519	$23,426
Cost of sales	3,693	7,071	14,200	15,047

Gross profit	3,540	3,955	10,319	8,379
Operating expenses:
Selling, general and administrative expenses	(49)	2,570	1,535	6,748
Research and development expenses	326	7,901	9,579	19,772
Early termination charges	—	—	1,561	—
Impairment and other charges	5,171	—	12,758	—

Total operating expenses	5,448	10,471	25,433	26,520

Operating loss from discontinued operations	(1,908)	(6,516)	(15,114)	(18,141)
Interest income	0	112	215	278
Interest expense	(30)	(102)	(272)	(223)
Foreign currency gain (loss), net	132	(181)	(296)	(104)
Other income, net	58	—	202	—

Loss from discontinued operations before income tax expense (benefit), net	(1,748)	(6,687)	(15,265)	(18,190)
Income tax expense (benefit), net	733	(991)	923	233

Loss from discontinued operations, net of tax	$(2,481)	$(5,696)	$(16,188)	$(18,423)

For the nine months ended September 30, 2025, the Company recognized the impairment charges of $
12,424
 thousand, primarily related to certain design tool software contracts in connection with the shutdown of the Display business.
The following table presents the major classes of assets of the discontinued operations that were included in the consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$4,765	$4,797
Inventories, net	2,593	3,698

The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Significant non-cash operating activities:
Depreciation and amortization	$376	$1,183
Provision for severance benefits	(225)	979
Stock-based compensation	(353)	576
Impairment charges	12,424	—
Investing activities:
Capital expenditures	$(99)	$(1,597)
Although the Company has ceased active operations of its Display business, it continues to have limited involvement after the shutdown. Specifically, the Company’s Korean subsidiary, MSK, continues to fulfill remaining customer obligations, including the sale of certain “end of life” (“EOL”) Display products. A small team has been retained to manage the transition and to provide ongoing customer support.
As such, the result of these limited ongoing activities do not qualify for presentation as part of continuing operations and are instead presented as part of discontinued operations. The following table presents the revenue, gross profit and operating expenses related to the Company’s continuing involvement with the Discontinued Business for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025
Net sales	$7,233	$9,551
Gross profit	3,540	4,473
Operating expenses	342	485
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

3. Inventories
Inventories as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$7,897	$7,802
Semi-finished goods and work-in-process	31,135	26,797
Raw materials	4,842	3,607
Materials in-transit	74	61
Less: inventory reserve	(6,573)	(7,732)

Inventories, net	$37,375	$30,535

Changes in inventory reserve for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2025		September 30, 2024
Beginning balance	$(8,495)	$(7,732)	$(8,541)	$(10,599)
Change in reserve
Inventory reserve charged to costs of sales	(1,637)	(5,293)	(1,273)	(4,234)
Sale of previously reserved inventory	554	3,400	1,835	5,962

	(1,083)	(1,893)	562	1,728
Write off	2,736	3,471	63	390
Translation adjustments	269	(419)	(441)	124

Ending balance	$(6,573)	$(6,573)	$(8,357)	$(8,357)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related invent
or
y has been disposed or scrapped.

4. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2025 and December 31, 2024 are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Buildings and related structures	$24,750	$21,873
Machinery and equipment	138,733	126,971
Finance lease right-of-use assets	611	606
Others	32,677	33,274

	196,771	182,724
Less: accumulated depreciation	(128,790)	(115,236)
Land	11,951	11,237
Construction in progress	14,986	2,738

Property, plant and equipment, net	$94,918	$81,463

Aggregate depreciation expenses associated with continuing operations totaled $9,368 thousand and $10,750 thousand for the nine months ended September 30, 2025 and 2024, respectively.
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
See “Note 11. Long-Term Borrowings” to these consolidated financial statements belo
w
for more information regarding the Loan Agreement.
5. Intangible Assets
Intangible assets as of September 30, 2025 and December 31, 2024 are comprised of the following (in thousands):

	September 30, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,886	$(7,388)	$498

Intangible assets	$7,886	$(7,388)	$498

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,599	$(7,092)	$507

Intangible assets	$7,599	$(7,092)	$507

Aggregate amortization expenses associated with continuing operations totaled $194 thousand and $238 thousand for the nine months ended September 30, 2025 and 2024, respectively.

6. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from one year to four years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

Leases	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease	Operating lease right-of-use assets	$2,423	$3,107
Finance lease	Property, plant and equipment, net	310	390

Total lease assets		$2,733	$3,497

Liabilities
Current
Operating lease	Operating lease liabilities	$1,428	$1,393
Finance lease	Other current liabilities	163	153
Non-current
Operating lease	Non-current operating lease liabilities	1,018	1,823
Finance lease	Other non-current liabilities	198	294

Total lease liabilities		$2,807	$3,663

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	1.8 years	2.5 years
Finance leases	2.3 years	2.9 years
Weighted average discount rate
Operating leases	6.6%	6.8%
Finance leases	7.0%	7.1%
The components of lease cost from continuing operations included in the Company’s consolidated statem ent
s of op
erati
ons, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$430	$456	$1,408	$1,385
Finance lease cost
Amortization of right-of-use assets	39	33	112	102
Interest on lease liabilities	6	8	21	27

Total lease cost	$475	$497	$1,541	$1,514

The above table does not include an immaterial cost of short-term leases for the three and nine months ended September 30, 2025 and 2024.

Other lease information associated with continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$404	$467	$1,495	$1,419
Operating cash flows from finance leases	6	8	21	27
Financing cash flows from finance leases	41	35	119	104
Non-cash
transaction amounts of lease liabilities arising from obtaining right-of-use
assets were $1,170 thousand and $736 thousand for the nine months ended September 30, 2025 and 2024, respectively.
The aggregate future lease payments for operating and finance leases as of September 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$356	$47
2026	1,530	177
2027	700	143
2028	11	23
2029	—	2

Total future lease payments	2,597	392
Less: Imputed interest	(151)	(31)

Present value of future payments	$2,446	$361

7. Accrued Expenses
Accrued expenses as of September 30, 2025 and December 31, 2024 are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Payroll, benefits and related taxes, excluding severance benefits	$9,508	$5,518
Withholding tax attributable to intercompany interest income	1,012	1,419
Outside service fees	994	1,221
Others	505	490

Accrued expenses	$12,019	$8,648

Payroll, benefits and related taxes payable as of September 30, 2025 in the table above includes $2,599 thousand of accrued expenses related to the voluntary resignation program offered to certain employees during the third quarter of 2025 (the “Program”), which are expected to be paid in the fourth quarter of 2025.
See “Note 12. Early Termination and Other Charges” for more information regarding the Program.

8. Derivative Financial Instruments
The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of September 30, 2025 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
October 17, 2024	$9,000	October 2025 to December 2025
February 03, 2025	$9,000	January 2026 to March 2026
July 10, 2025	$9,000	April 2026 to June 2026
July 17, 2025	$9,000	July 2026 to September 2026
September 30, 2025	$27,000	January 2026 to December 2026
Details of the zero cost collar contracts as of December 31, 2024 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
April 05, 2024	$9,000	January 2025 to March 2025
July 09, 2024	$18,000	April 2025 to September 2025
October 17, 2024	$9,000	October 2025 to December 2025
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2025	December 31, 2024
Assets Derivatives:
Zero cost collars	Other current assets	$79	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$693	$1,956
Zero cost collars	Other non-current liabilities	$94	$—
Offsetting of derivative assets and liabilities as of September 30, 2025 is as follows (in thousands):

As of September 30, 2025	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Assets Derivatives:
Zero cost collars	$79	$—	$79	$—	$—	$79
Liability Derivatives:
Zero cost collars	$787	$—	$787	$—	$—	$787
Offsetting of derivative liabilities as of December 31, 2024 is as follows (in thousands):

As of December 31, 2024	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,956	$—	$1,956	$—	$(1,080)	$876

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024		2025	2024		2025	2024
Zero cost collars	$(1,022)	$935	Net sales	$—	$(118)	Other income, net	$—	$(52)

	$(1,022)	$935		$—	$(118)		$—	$(52)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024		2025	2024
Zero cost collars	$731	$(477)	Net sales	$(604)	$(704)	Other income, net	$(51)	$58

	$731	$(477)		$(604)	$(704)		$(51)	$58

As of September 30, 2025, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $369 thousand.
The Company has set aside a cash deposit to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral
on the consolidated balance sheets. Cash deposits as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

Counterparty	September 30, 2025	December 31, 2024
SC	$—	$1,000

Total	$—	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for any exposure in excess of $500 thousand, but no such exposure existed as of September 30, 2025. As of December 31, 2024, $1,080 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

9. Fair Value Measurements
Fair Value of Financial Instruments
As of September 30, 2025, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2025	Fair Value Measurement September 30, 2025	Quoted Prices in Active Markets for Identical Asset/Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$79	$79	—	$79	—
Liabilities:
Derivative liabilities (other current liabilities)	$693	$693	—	$693	—
Derivative liabilities (other non-current liabilities)	$94	$94	—	$94	—
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

10. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2025, 97% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2025		September 30, 2024
Beginning balance	$41,581	$45,594	$44,198	$45,932
Provisions	693	2,868	1,582	4,552
Severance payments	(826)	(10,669)	(527)	(1,889)
Translation adjustments	(1,357)	2,298	2,368	(974)

	40,091	40,091	47,621	47,621
Less: Cumulative contributions to severance insurance deposit accounts	(25,859)	(25,859)	(30,246)	(30,246)
The National Pension Fund	(19)	(19)	(28)	(28)

Accrued severance benefits, net	$14,213	$14,213	$17,347	$17,347

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
2026	$94
2027	$539
2028	$106
2029	$2,216
2030	$2,643
2031 – 2036	$17,339
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
As of September 30, 2025, the outstanding principal amount under the Term Loan was approximately $28,527 thousand.
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
As of September 30, 2025, the aggregate principal amount outstanding under the CAPEX Loans was approximately $10,408 thousand, which bears a weighted average interest rate of 2.66% per annum and matures on June 26, 2035.

12. Early Termination and Other Charges
As of August 1, 2025, the Company implemented a voluntary resignation program (the “Program”) as part of its cost reduction initiatives to better align its spending level with a strategic focus on becoming a pure-play Power company. The shutdown of the Display business resulted in certain shared function positions becoming redundant, as those functions had supported both the Display and Power businesses. Under the Program, the Company recorded termination-related charges of $2,599 thousand in its consolidated statements of operations, classified as “early termination and other charges” for the nine months ended September 30, 2025.
In addition, for the nine months ended September 30, 2025, the Company recorded $1,745 thousand of certain executive separation benefits and $496 thousand of one-time
employee incentives, which were also classified as “early termination and other charges” in the consolidated statements of operations.
13. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to MSK, the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2025 and December 31, 2024, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $244,705 thousand and $257,670 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,402.2:1 and 1,470.0:1 using the first base rate as of September 30, 2025 and December 31, 2024, respectively, as quoted by the KEB Hana Bank.
14. Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $4,170 thousand and $8,709 thousand, primarily related to its primary operating entity in Korea based on the estimated taxable loss for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.
For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $6,117 thousand and $2,267 thousand, primarily related to the primary operating entity’s in-kind contribution of certain business lines made during the first quarter of 2024, as a result of its assessment of realizability of the deferred tax assets in the future.

15. Geographic and Other Information
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
Revenues for the three months ended September 30, 2024 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		Power Analog Solutions	Power IC	Discontinued Operations	Total
Mixed-Signal Solutions	$16,446	$—	$5,420	$11,026	$16,446
Power Analog Solutions	47,574	47,574	—	—	47,574

	$64,020	$47,574	$5,420	$11,026	$64,020

Revenues for the nine months ended September 30, 2024 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		Power Analog Solutions	Power IC	Discontinued Operations	Total
Mixed-Signal Solutions	$37,047	$—	$13,621	$23,426	$37,047
Power Analog Solutions	123,349	123,349	—	—	123,349

	$160,396	$123,349	$13,621	$23,426	$160,396

The following sets forth information relating to the operating segment, Power solutions business, as well as the transitional Fab 3 foundry services (in thousands). For financial information below gross profit, including operating income and expenses as well as other income and expenses, please refer to the Company’s consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Power solutions business
Power Analog Solutions	$41,548	$47,574	$123,666	$123,349
Power IC	4,398	5,420	14,624	13,621

Total Power solutions business	45,946	52,994	138,290	136,970
Transitional Fab 3 foundry services	—	2,440	—	8,302

Total revenues	$45,946	$55,434	$138,290	$145,272

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of Sales
Power solutions business
Power Analog Solutions	$34,906	$38,325	$102,215	$100,751
Power IC	2,499	3,004	8,460	7,603

Total Power solutions business	37,405	41,329	110,675	108,354
Transitional Fab 3 foundry services	—	2,599	—	9,267

Total cost of sales	$37,405	$43,928	$110,675	$117,621

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross Profit
Power solutions business
Power Analog Solutions	$6,642	$9,249	$21,451	$22,598
Power IC	1,899	2,416	6,164	6,018

Total Power solutions business	8,541	11,665	27,615	28,616
Transitional Fab 3 foundry services	—	(159)	—	(965)

Total gross profit	$8,541	$11,506	$27,615	$27,651

The following is a summary of net sales – Power solutions business by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Korea	$23,269	$22,893	$67,706	$59,867
Asia Pacific (other than Korea)	20,308	28,189	63,745	71,879
United States	1,137	667	3,789	1,313
Europe	1,232	1,245	3,050	3,911

Total	$45,946	$52,994	$138,290	$136,970

For the three months ended September 30, 2025 and 2024, of the Company’s net sales – Power solutions business in Asia Pacific (other than Korea), net sales – Power solutions business in China and Hong Kong together represented 74.6% and 83.7%, respectively, and net sales – Power solutions business in Taiwan represented 15.5% and 8.8%, respectively. For the nine months ended September 30, 2025 and 2024, of the Company’s net sales – Power solutions business in Asia Pacific (other than Korea), net sales – Power solutions business in China and Hong Kong represented 79.6% and 83.4%, respectively, and net sales – Power solutions business in Taiwan represented 12.4% and 9.4%, respectively.
Net sales from the Company’s top ten largest customers in the Power solutions business accounted for 75.2% and 73.4% for the three months ended September 30, 2025 and 2024, respectively, and 74.2% and 72.5% for the nine months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025, the Company had one customer that represented 32.6% of net sales – Power solutions business. For the nine months ended September 30, 2025, the Company had one customer that represented 31.6% of its net sales – Power solutions business. For the three months ended September 30, 2024, the Company had one customer that represented 24.3% of its net sales – Power solutions business. For the nine months ended September 30, 2024, the Company had two customers that represented 25.5% and 10.1% of its net sales – Power solutions business, respectively.
As of September 30, 2025, one customer of the Company’s Power solutions business accounted for 43.1% of its accounts receivable – Power solutions business. As of December 31, 2024, one customer of the Company’s Power solutions business accounted for 42.3% of its accounts receivable – Power solutions business.

16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025	December 31, 2024
Foreign currency translation adjustments	$(19,802)	$(20,927)
Derivative adjustments	369	(966)

Total	$(19,433)	$(21,893)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024 are as follows (in thousands):

Three Months Ended September 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(19,297)	$1,391	$(17,906)

Other comprehensive loss before reclassifications	(505)	(1,022)	(1,527)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current-period other comprehensive loss	(505)	(1,022)	(1,527)

Ending balance	$(19,802)	$369	$(19,433)

Three Months Ended September 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,436)	$(135)	$(20,571)

Other comprehensive income before reclassifications	2,866	935	3,801
Amounts reclassified from accumulated other comprehensive loss	—	118	118

Net current-period other comprehensive income	2,866	1,053	3,919

Ending balance	$(17,570)	$918	$(16,652)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

Nine Months Ended September 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)

Other comprehensive income before reclassifications	510	731	1,241
Amounts reclassified from accumulated other comprehensive loss	615	604	1,219

Net current-period other comprehensive income	1,125	1,335	2,460

Ending balance	$(19,802)	$369	$(19,433)

Nine Months Ended September 30, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)

Other comprehensive loss before reclassifications	(2,222)	(477)	(2,699)
Amounts reclassified from accumulated other comprehensive loss	—	704	704

Net current-period other comprehensive income (loss)	(2,222)	227	(1,995)

Ending balance	$(17,570)	$918	$(16,652)

During the nine months
ende
d September 30, 2025, the Company reclassified a $615 thousand of cumulative translation adjustment from accumulated other comprehensive loss into loss in connection with the liquidation of MMS, the Company’s indirect wholly owned foreign subsidiary.
17. Stock Repurchase
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
From January 2025 to September 2025, the Company repurchased 1,093,748 shares of its common stock in the open market for an aggregate purchase price of $3.6 million and a weighted average price per share of $3.33 under the stock repurchase program.

18. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands of U.S. dollars, except share data)
Basic loss per common share
Loss from continuing operations	$(10,609)	$(3,921)	$(5,457)	$(19,608)
Loss from discontinued operations, net of tax	(2,481)	(5,696)	(16,188)	(18,423)

Net loss	$(13,090)	$(9,617)	$(21,645)	$(38,031)

Basic weighted average common stock outstanding	35,934,406	37,468,849	36,298,491	38,060,682
Basic loss per common share
Continuing operations	$(0.29)	$(0.11)	$(0.15)	$(0.52)
Discontinued operations	$(0.07)	$(0.15)	$(0.45)	$(0.48)

Total	$(0.36)	$(0.26)	$(0.60)	$(1.00)

Diluted loss per common share
Loss from continuing operations	$(10,609)	$(3,921)	$(5,457)	$(19,608)
Loss from discontinued operations, net of tax	(2,481)	(5,696)	(16,188)	(18,423)

Net loss	$(13,090)	$(9,617)	$(21,645)	$(38,031)

Basic weighted average common stock outstanding	35,934,406	37,468,849	36,298,491	38,060,682
Net effect of dilutive equity awards	—	—	—	—

Diluted weighted average common stock outstanding	35,934,406	37,468,849	36,298,491	38,060,682
Diluted loss per common share
Continuing operations	$(0.29)	$(0.11)	$(0.15)	$(0.52)
Discontinued operations	$(0.07)	$(0.15)	$(0.45)	$(0.48)

Total	$(0.36)	$(0.26)	$(0.60)	$(1.00)

Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss from continuing operations for the three and nine months ended September 30, 2025 and 2024, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic loss per common share equals diluted loss per common share.
The following outstanding instruments were excluded from the computation of diluted loss per common share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Options	404,027	757,158	404,027	757,158
Restricted Stock Units	2,172,090	2,383,189	2,172,090	2,383,189

19. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $518 thousand and $2,294 thousand as other current assets as of September 30, 2025 and December 31, 2024, respectively.
20.
Subsequent
Events
Derivative contracts
In November 2025, the Company and NFIK entered into derivative contracts of zero cost collars for the period from April 2026 to June 2027. The total notional amounts are $42,000 thousand.

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

As of September 30, 2025, the aggregate principal amount outstanding under the CAPEX Loans was approximately $10.4 million, which bears a weighted average interest rate of 2.66% per annum and matures on June 26, 2035.

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

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. On January 16, 2025, BIS published amendments and clarifications of the U.S. Export Regulations which further tightened controls of advanced computing items. On September 30, 2025, BIS published an “Affiliates Rule,” effective immediately, to expand end-user controls to cover certain affiliates of entities designated on BIS Entity List or Military End User List or designated on the Specially Designated Nationals and Blocked Persons (SDN) List administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we expect to invest additional resources and efforts in the screening of prospects, customers, and end-users in order to comply with the new Affiliates Rule; while we do not anticipate that the rest of the rules will have a material impact on our current business, we will continue reviewing and assessing these rules and regulations and their potential impact on our business. Additional changes to the U.S. Export Regulations are expected, such as recently proposed rule changes that may expand restrictions on export transactions involving end users or end uses with military connections; but the scope or timing of such changes is uncertain. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) early termination and other charges. EBITDA for the periods indicated is defined as net income (loss) before interest income, interest expense, income tax expense (benefit), net and depreciation and amortization.

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions)
Loss from continuing operations	$(10.6)	$(5.5)	$(3.9)	$(19.6)
Interest income	(1.3)	(4.1)	(1.9)	(6.2)
Interest expense	0.5	1.3	0.5	1.1
Income tax expense (benefit), net	(4.2)	(8.7)	6.1	2.3
Depreciation and amortization	3.2	9.6	3.6	11.0

EBITDA from continuing operations	$(12.4)	$(7.5)	$4.3	$(11.4)
Adjustments:
Equity-based compensation expense(a)	0.1	2.0	1.6	3.5
Foreign currency loss (gain), net(b)	4.3	(6.1)	(5.2)	3.4
Derivative valuation loss (gain), net(c)	—	0.1	0.1	(0.1)
Early termination and other charges(d)	4.0	4.8	—	—

Adjusted EBITDA from continuing operations	$(4.0)	$(6.7)	$0.8	$(4.6)

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

(d)

For the three months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits. For the nine months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and is not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions)
Operating loss	$(11.5)	$(23.4)	$(4.5)	$(19.1)
Adjustments:
Equity-based compensation expense(a)	0.1	2.0	1.6	3.5
Early termination and other charges(b)	4.0	4.8	—	—

Adjusted Operating Loss	$(7.4)	$(16.6)	$(2.9)	$(15.6)

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

(b)

For the three months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits. For the nine months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and is not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to loss from continuing operations that we make in order to calculate Adjusted Loss (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions, except per share data)
Loss from continuing operations	$(10.6)	$(5.5)	$(3.9)	$(19.6)
Adjustments:
Equity-based compensation expense(a)	0.1	2.0	1.6	3.5
Foreign currency loss (gain), net(b)	4.3	(6.1)	(5.2)	3.4
Derivative valuation loss (gain), net(c)	—	0.1	0.1	(0.1)
Early termination and other charges(d)	4.0	4.8	—	—
Income tax effect on non-GAAP adjustments(e)	1.8	(0.4)	(0.1)	(1.3)

Adjusted Loss from continuing operations	$(0.4)	$(5.2)	$(7.6)	$(14.1)

Reported loss per share – basic	$(0.29)	$(0.15)	$(0.11)	$(0.52)
Reported loss per share – diluted	$(0.29)	$(0.15)	$(0.11)	$(0.52)
Weighted average number of shares – basic	35,934,406	36,298,491	37,468,849	38,060,682
Weighted average number of shares – diluted	35,934,406	36,298,491	37,468,849	38,060,682
Adjusted loss per share – basic	$(0.01)	$(0.14)	$(0.20)	$(0.37)
Adjusted loss per share – diluted	$(0.01)	$(0.14)	$(0.20)	$(0.37)
Weighted average number of shares – basic	35,934,406	36,298,491	37,468,849	38,060,682
Weighted average number of shares – diluted	35,934,406	36,298,491	37,468,849	38,060,682

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

(d)

For the three months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits. For the nine months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and is not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

(e)

For the three and nine months ended September 30, 2025 and 2024, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments. For the three and nine months ended September 30, 2025, income tax effect on non-GAAP adjustments related to our Korean subsidiary was positive $1.8 million and negative $0.4 million, respectively. For the three and nine months ended September 30, 2024, income tax effect on non-GAAP adjustments related to our Korean subsidiary was negative $0.1 million and negative $1.3 million, respectively.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2025 and 2024, we sold products to 173 and 147 customers, respectively, and our net sales to our ten largest customers represented 74.2% and 72.5% of our net sales – Power solutions business, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2025, 97% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to one of our Korean subsidiaries, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of September 30, 2025, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $244.7 million. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth consolidated results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business	$45.9	100.0%	$53.0	95.6%	$(7.0)
Net sales – transitional Fab 3 foundry services	—	—	2.4	4.4	(2.4)

Total revenues	45.9	100.0	55.4	100.0	(9.5)
Cost of sales
Cost of sales – Power solutions business	37.4	81.4	41.3	74.6	(3.9)
Cost of sales – transitional Fab 3 foundry services	—	—	2.6	4.7	(2.6)

Total cost of sales	37.4	81.4	43.9	79.2	(6.5)

Gross profit	8.5	18.6	11.5	20.8	(3.0)
Selling, general and administrative expenses	8.3	18.1	9.5	17.2	(1.2)
Research and development expenses	7.8	16.9	6.5	11.7	1.3
Early termination and other charges	4.0	8.7	—	—	4.0

Operating loss	(11.5)	(25.1)	(4.5)	(8.1)	(7.1)
Interest income	1.3	2.7	1.9	3.5	(0.7)
Interest expense	(0.5)	(1.0)	(0.5)	(0.9)	0.0
Foreign currency gain (loss), net	(4.3)	(9.3)	5.2	9.5	(9.5)
Other income, net	0.3	0.6	(0.0)	(0.1)	0.3

	(3.2)	(7.1)	6.7	12.1	(9.9)

Income (Loss) from continuing operations before income tax expense (benefit), net	(14.8)	(32.2)	2.2	4.0	(17.0)
Income tax expense (benefit), net	(4.2)	(9.1)	6.1	11.0	(10.3)

Loss from continuing operations	(10.6)	(23.1)	(3.9)	(7.1)	(6.7)
Loss from discontinued operations, net of tax	(2.5)	(5.4)	(5.7)	(10.3)	3.2

Net loss	$(13.1)	(28.5)	$(9.6)	(17.3)	$(3.5)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business
Power Analog Solutions	$41.5	90.4%	$47.6	85.8%	$(6.0)
Power IC	4.4	9.6	5.4	9.8	(1.0)

Total Power solutions business	45.9	100.0	53.0	95.6	(7.0)
Net sales – transitional Fab 3 foundry services	—	—	2.4	4.4	(2.4)

Total revenues	$45.9	100.0%	$55.4	100.0%	$(9.5)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – Power solutions business
Power Analog Solutions	$6.6	16.0%	$9.2	19.4%	$(2.6)
Power IC	1.9	43.2	2.4	44.6	(0.5)

Total Power solutions business	8.5	18.6%	11.7	22.0%	(3.1)
Gross profit – transitional Fab 3 foundry services	—	—	(0.2)	(6.5)	0.2

Total gross profit	$8.5	18.6%	$11.5	20.8%	$(3.0)

Revenues

Total revenues were $45.9 million for the three months ended September 30, 2025, a $9.5 million, or 17.1%, decrease compared to $55.4 million for the three months ended September 30, 2024. This decrease was primarily due to a decrease in revenue related to our Power solutions business as described below.

The Power solutions business. Net sales from our Power solutions business were $45.9 million for the three months ended September 30, 2025, a $7.0 million, or 13.3%, decrease compared to $53.0 million for the three months ended September 30, 2024. The decrease in net sales from our Power solutions business line was primarily attributable to the competitive pricing pressure on our older generation products, particularly in China, which was offset in part by a higher demand for low-voltage MOSFETs in communication applications. A lower demand for our Power IC products, primarily for OLED IT devices, also had an unfavorable impact on net sales.

Gross Profit

Total gross profit was $8.5 million for the three months ended September 30, 2025 compared to $11.5 million for the three months ended September 30, 2024, a $3.0 million, or 25.8%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2025 decreased to 18.6% compared to 20.8% for the three months ended September 30, 2024. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to our Power solutions business as further described below.

The Power solutions business. Gross profit from our Power solutions business was $8.5 million for the three months ended September 30, 2025, which represented a $3.1 million, or 26.8%, decrease from gross profit of $11.7 million for the three months ended September 30, 2024. Gross profit as a percentage of net sales for the three months ended September 30, 2025 decreased to 18.6% compared to 22.0% for the three months ended September 30, 2024. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix primarily relating to ASP erosion due to increased pricing pressure on our older generation products, particularly in China.

Net Sales – Power solutions business by Geographic Region

We report net sales – Power solutions business by geographic region based on the location to which the products are billed. The following table sets forth our net sales – Power solutions business by geographic region and the percentage of total net sales – Power solutions business represented by each geographic region for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	% of Net Sales – Power solutions business	Amount	% of Net Sales – Power solutions business	Change Amount
	(Dollars in millions)
Korea	$23.3	50.6%	$22.9	43.2%	$0.4
Asia Pacific (other than Korea)	20.3	44.2	28.2	53.2	(7.9)
United States	1.1	2.5	0.7	1.3	0.5
Europe	1.2	2.7	1.2	2.3	(0.0)

	$45.9	100.0%	$53.0	100.0%	$(7.0)

Net sales – Power solutions business in Korea slightly increased from $22.9 million for the three months ended September 30, 2024 to $23.3 million for the three months ended September 30, 2025, or by $0.4 million, or 1.6%, primarily due to an increased demand for power products such as low-voltage MOSFETs in communication applications, which was offset in part by a lower demand for high-end MOSFETs in consumer applications. A lower demand for our Power IC products, primarily for OLED IT devices, also had an unfavorable impact on net sales.

Net sales – Power solutions business in Asia Pacific (other than Korea) decreased from $28.2 million for the three months ended September 30, 2024 to $20.3 million for the three months ended September 30, 2025, or by $7.9 million, or 28.0%, primarily due to a decreased revenue from the competitive pricing pressure on our older generation products in industrial and consumer applications, which was offset in part by a higher demand for low-voltage MOSFETs in communication applications.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million, or 18.1% of total revenues, for the three months ended September 30, 2025, compared to $9.5 million, or 17.2% of total revenues, for the three months ended September 30, 2024. The decrease of $1.2 million, or 12.7%, was primarily attributable to a decrease in employee compensation, mainly due to the forfeiture of equity-based compensation in connection with the separation of certain executive officers.

Research and Development Expenses. Research and development expenses were $7.8 million, or 16.9% of total revenues, for the three months ended September 30, 2025, compared to $6.5 million, or 11.7% of total revenues, for the three months ended September 30, 2024. The increase of $1.3 million, or 20.1%, was primarily attributable to higher personnel costs resulting from the increased headcount of research and development staff and an increase in material costs for power products based on the timing of development activities.

Early Termination and Other Charges. For the three months ended September 30, 2025, we recorded $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits.

Operating Loss

As a result of the foregoing, operating loss of $11.5 million was recorded for the three months ended September 30, 2025 compared to operating loss of $4.5 million for the three months ended September 30, 2024. As discussed above, the increase in operating loss of $7.1 million resulted primarily from a $4.0 million increase in early termination and other charges, a $3.0 million decrease in gross profit and a $1.3 million increase in research and development expenses, which was offset in part by a $1.2 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $1.3 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively.

Interest Expense. Interest expense was $0.5 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended September 30, 2025 was $4.3 million compared to net foreign currency gain of $5.2 million for the three months ended September 30, 2024. The net foreign currency loss for the three months ended September 30, 2025 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the three months ended September 30, 2024 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2025 and 2024, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $244.7 million and $259.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit), Net

Income tax benefit was $4.2 million for the three months ended September 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Income tax expense was $6.1 million for the three months ended September 30, 2024, which was primarily related to the primary operating entity’s in-kind contribution of certain business lines made during the first quarter of 2024, as a result of its assessment of realizability of the deferred tax assets in the future.

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2025 was $10.6 million compared to loss from continuing operations of $3.9 million for the three months ended September 30, 2024. The $6.7 million increase in loss from continuing operations was primarily attributable to a $9.5 million increase in net foreign currency loss and $7.1 million increase in operating loss, which was offset in part by a $10.3 million increases in income tax benefit.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three months ended September 30, 2025 was $2.5 million, compared to loss from discontinued operations, net of tax of $5.7 million for the three months ended September 30, 2024. The $3.2 million improvement in loss from discontinued operations, net of tax primarily resulted from a $4.6 million improvement in operating loss, which was offset in part by a $1.7 million decrease in income tax benefit.

Net Loss

As a result of the foregoing, a net loss of $13.1 million was recorded for the three months ended September 30, 2025 compared to a net loss of $9.6 million for the three months ended September 30, 2024. As discussed above, the increase in net loss of $3.5 million primarily resulted from a $6.7 million increase in loss from continuing operations, which was offset by a $3.2 million improvement in loss from discontinued operations, net of tax.

Results of Operations – Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business	$138.3	100.0%	$137.0	94.3%	$1.3
Net sales – transitional Fab 3 foundry services	—	—	8.3	5.7	(8.3)

Total revenues	138.3	100.0	145.3	100.0	(7.0)
Cost of sales
Cost of sales – Power solutions business	110.7	80.0	108.4	74.6	2.3
Cost of sales – transitional Fab 3 foundry services	—	—	9.3	6.4	(9.3)

Total cost of sales	110.7	80.0	117.6	81.0	(6.9)

Gross profit	27.6	20.0	27.7	19.0	(0.0)
Selling, general and administrative expenses	26.5	19.2	28.3	19.5	(1.9)
Research and development expenses	19.7	14.2	18.5	12.7	1.2
Early termination and other charges	4.8	3.5	—	—	4.8

Operating loss	(23.4)	(16.9)	(19.1)	(13.2)	(4.3)
Interest income	4.1	3.0	6.2	4.3	(2.1)
Interest expense	(1.3)	(0.9)	(1.1)	(0.8)	(0.1)
Foreign currency gain (loss), net	6.1	4.4	(3.4)	(2.3)	9.5
Other income, net	0.3	0.2	0.1	0.1	0.2

	9.2	6.7	1.8	1.2	7.4

Loss from continuing operations before income tax expense (benefit), net	(14.2)	(10.2)	(17.3)	(11.9)	3.2
Income tax expense (benefit), net	(8.7)	(6.3)	2.3	1.6	(11.0)

Loss from continuing operations	(5.5)	(3.9)	(19.6)	(13.5)	14.2
Loss from discontinued operations, net of tax	(16.2)	(11.7)	(18.4)	(12.7)	2.2

Net loss	$(21.6)	(15.7)	$(38.0)	(26.2)	$16.4

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power solutions business
Power Analog Solutions	$123.7	89.4%	$123.3	84.9%	$0.3
Power IC	14.6	10.6	13.6	9.4	1.0

Total Power solutions business	138.3	100.0	137.0	94.3	1.3
Net sales – transitional Fab 3 foundry services	—	—	8.3	5.7	(8.3)

Total revenues	$138.3	100.0%	$145.3	100.0%	$(7.0)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – Power solutions business
Power Analog Solutions	$21.5	17.3%	$22.6	18.3%	$(1.1)
Power IC	6.2	42.1	6.0	44.2	0.1

Total Power solutions business	27.6	20.0%	28.6	20.9%	(1.0)
Gross profit – transitional Fab 3 foundry services	—	—	(1.0)	(11.6)	1.0

Total gross profit	$27.6	20.0%	$27.7	19.0%	$(0.0)

Revenues

Total revenues were $138.3 million for the nine months ended September 30, 2025, a $7.0 million, or 4.8%, decrease compared to $145.3 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in transitional Fab 3 foundry services revenue, which was faded out by the end of 2024.

The Power solutions business. Net sales from our Power solutions business were $138.3 million for the nine months ended September 30, 2025, a $1.3 million, or 1.0%, slightly increase compared to $137.0 million for the nine months ended September 30, 2024. The increase in net sales from our Power solutions business line was attributable to a higher demand for power products such as low-voltage MOSFETs in communication applications, which was mostly offset by a decreased revenue due mainly to the competitive pricing pressure on our older generation products in consumer and industrial applications. A higher demand for our Power IC products, primarily for LED televisions, also had a favorable impact on net sales.

Gross Profit

Total gross profit was $27.6 million for the nine months ended September 30, 2025, which remained almost flat, compared to $27.7 million for the nine months ended September 30, 2024. Gross profit as a percentage of net sales for the nine months ended September 30, 2025 increased to 20.0% compared to 19.0% for the nine months ended September 30, 2024.

The Power solutions business. Gross profit from our Power solutions business was $27.6 million for the nine months ended September 30, 2025, which represented a $1.0 million, or 3.5%, decrease from gross profit of $28.6 million for the nine months ended September 30, 2024. Gross profit as a percentage of net sales for the nine months ended September 30, 2025 decreased to 20.0% compared to 20.9% for the nine months ended September 30, 2024. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix primarily relating to ASP erosion due to increased pricing pressure on our older generation products, particularly in China.

Net Sales – Power solutions business by Geographic Region

We report net sales – Power solutions business by geographic region based on the location to which the products are billed. The following table sets forth our net sales – Power solutions business by geographic region and the percentage of total net sales – Power solutions business represented by each geographic region for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	% of Net Sales – Power solutions business	Amount	% of Net Sales – Power solutions business	Change Amount
	(Dollars in millions)
Korea	$67.7	49.0%	$59.9	43.7%	$7.8
Asia Pacific (other than Korea)	63.7	46.1	71.9	52.5	(8.1)
United States	3.8	2.7	1.3	1.0	2.5
Europe	3.1	2.2	3.9	2.9	(0.9)

	$138.3	100.0%	$137.0	100.0%	$1.3

Net sales – Power solutions business in Korea increased from $59.9 million for the nine months ended September 30, 2024 to $67.7 million for the nine months ended September 30, 2025, or by $7.8 million, or 13.1%, primarily due to an increased demand for power products such as low-voltage MOSFETs in communication applications, which was offset in part by a decreased revenue from the competitive pricing pressure on our older generation products in consumer applications. A higher demand for our Power IC products, primarily for LED televisions, also had a favorable impact on net sales.

Net sales – Power solutions business in Asia Pacific (other than Korea) decreased from $71.9 million for the nine months ended September 30, 2024 to $63.7 million for the nine months ended September 30, 2025, or by $8.1 million, or 11.3%, primarily due to a decreased revenue from the competitive pricing pressure on our older generation products in consumer and industrial applications, which was offset in part by a higher demand for low-voltage MOSFETs in communication applications.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.5 million, or 19.2% of total revenues, for the nine months ended September 30, 2025, compared to $28.3 million, or 19.5% of total revenues, for the nine months ended September 30, 2024. The decrease of $1.9 million, or 6.5%, was primarily attributable to a decrease in employee compensation, mainly due to the forfeiture of equity-based compensation in connection with the separation of certain executive officers, as well as a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $19.7 million, or 14.2% of total revenues, for the nine months ended September 30, 2025, compared to $18.5 million, or 12.7% of total revenues, for the nine months ended September 30, 2024. The increase of $1.2 million, or 6.7%, was primarily attributable to higher personnel costs resulting from the increased headcount of research and development staff and an increase in material costs for power products based on the timing of development activities.

Early Termination and Other Charges. For the nine months ended September 30, 2025, we recorded $2.6 million of termination-related charges in connection with the voluntary resignation program, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives.

Operating Loss

As a result of the foregoing, operating loss of $23.4 million was recorded for the nine months ended September 30, 2025 compared to operating loss of $19.1 million for the nine months ended September 30, 2024. As discussed above, the increase in operating loss of $4.3 million resulted primarily from a $4.8 million increase in early termination and other charges and a $1.2 million increase in research and development expenses, which was offset in part by a $1.9 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $4.1 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense. Interest expense was $1.3 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the nine months ended September 30, 2025 was $6.1 million compared to net foreign currency loss of $3.4 million for the nine months ended September 30, 2024. The net foreign currency gain for the nine months ended September 30, 2025 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the nine months ended September 30, 2024 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to one of our Korean subsidiaries, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2025 and 2024, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary, were $244.7 million and $259.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income (loss) since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit), Net

Income tax benefit was $8.7 million for the nine months ended September 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Income tax expense was $2.3 million for the nine months ended September 30, 2024, which was primarily related to a decrease in tax benefits from pre-tax loss of one of our operating entities in Korea and a valuation allowance established against the deferred tax assets of the other operating entity in Korea, as a result of its assessment of realizability of the deferred tax assets in the future.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended September 30, 2025 was $5.5 million compared to loss from continuing operations of $19.6 million for the nine months ended September 30, 2024. The $14.2 million improvement in results from continuing operations was primarily attributable to a $9.5 million improvement in net foreign currency gain or loss, and an $11.0 million increase in income tax benefit, which was offset in part by a $4.3 million increase in operating loss and a $2.1 million decrease in interest income.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the nine months ended September 30, 2025 was $16.2 million, compared to loss from discontinued operations, net of tax of $18.4 million for the nine months ended September 30, 2024. The $2.2 million improvement in loss from discontinued operations, net of tax primarily resulted from a $3.0 million improvement in operating loss, which was offset in part by a $0.7 million increase in income tax expense.

Net Loss

As a result of the foregoing, a net loss of $21.6 million was recorded for the nine months ended September 30, 2025 compared to a net loss of $38.0 million for the nine months ended September 30, 2024. As discussed above, the improvement in net loss of $16.4 million primarily resulted from a $14.2 million decrease in loss from continuing operations and a $2.2 million decrease in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2025, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. As of September 30, 2025, the outstanding obligation of this arrangement is approximately $11.4 million for remaining service term through 2028.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $28.5 million based on the KRW/USD exchange rate of 1,402.2:1 as of September 30, 2025 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

On June 26, 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into a CAPEX Loan of KRW 9,520,000,000 (approximately $6.8 million based on the KRW/USD exchange rate of 1,402.2:1 as of September 30, 2025 as quoted by KEB Hana Bank). On September 26, 2025, MSK additionally entered into a CAPEX Loan of KRW 5,075,000,000 (approximately $3.6 million based on the KRW/USD exchange rate of 1,402.2:1 as of September 30, 2025 as quoted by KEB Hana Bank). The CAPEX Loan requires monthly interest-only payments, with principal repayments deferred for an initial two-year period and amortized over the subsequent eight years, and matures on June 26, 2035.

As of September 30, 2025, cash and cash equivalents held by MSK were $99.2 million, which represents 92% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of September 30, 2025 was $151.7 million compared to $173.0 million as of December 31, 2024. The decrease in working capital balance was mainly attributable to a $30.6 million decrease in cash and cash equivalents resulted primarily from a $6.5 million of severance and other employee-related costs in connection with the liquidation of MMS, and continued execution of capital expenditures and stock repurchase program.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $29.6 million for the nine months ended September 30, 2025, compared to $18.0 million of cash outflow used in operating activities for the nine months ended September 30, 2024. The net operating cash outflow for the nine months ended September 30, 2025 reflects our net loss of $21.6 million, as adjusted favorably by $17.8 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, net foreign currency gain and stock-based compensation, and net unfavorable impact of $25.8 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $13.0 million for the nine months ended September 30, 2025, compared to $35.4 million of cash outflow used in investing activities for the nine months ended September 30, 2024. The $22.4 million decrease in cash outflow was primarily attributable to a $30.0 million of investment in short-term financial instruments in 2024, a $2.2 million of net decrease in hedge collateral and $4.9 million decrease in net payment of guarantee deposits, which was offset in part by a $15.6 million increase in purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $5.8 million for the nine months ended September 30, 2025, compared to $20.1 million of cash inflow provided by financing activities for the nine months ended September 30, 2024. The financing cash inflow for the nine months ended September 30, 2025 was primarily attributable to the $10.6 million of proceeds received from the CAPEX Loans with KDB, which was offset in part by a payment of $3.7 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the nine months ended September 30, 2024 was primarily attributable to the $30.1 million of proceeds received from the Term Loan with KDB, which was offset in part by a payment of $8.9 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Interim Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the nine months ended September 30, 2025, capital expenditures for property, plant and equipment were $19.7 million, a $15.6 million, or 372.8%, increase from $4.2 million for the nine months ended September 30, 2024.

Looking ahead, we expect the capital expenditures for the year ending December 31, 2025, to be in the range of $29 to $30 million, of which $19.7 million was incurred through September 30, 2025. The $29 to $30 million range includes approximately $20 million planned for investments to upgrade our fabrication facility located in Gumi, Korea. These upgrade capital expenditures will be partially funded through the $26.5 million Equipment Financing Credit Agreement, which is specifically designated for equipment purchases or upgrades in our Gumi fabrication facility. Of the $19.7 million incurred in 2025, $13.6 million was related to investments to upgrade our Gumi fabrication facility, of which $10.6 million was funded through the Equipment Financing Credit Agreement. These investments to upgrade the Gumi fabrication facility are expected to drive development of new generation products, and upgrade new tools to optimize product mix and improve gross profit margin in the future.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained in this Report and the other reports and materials the Company files with the Securities and Exchange Commission, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K as well as in our subsequent filings with the Securities and Exchange Commission. The risks described herein and therein are not the only ones we face.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
July 2025	30,005	$3.92	30,005	$21,070
August 2025(1)	68,592	$2.93	38,074	$20,951
September 2025	—	—	—	—

Total	98,597	$3.23	68,079	$20,951

(1)	Includes 30,518 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
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
adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” each as defined in Regulation
S-K
Item 408.

Item 6.	Exhibits.

Exhibit Number	Description

10.1#*	Form of 2020 Plan Restricted Stock Units Agreement for deferrals for Directors.

10.2*	Separation Agreement, dated as of August 11, 2025, by and between the Company and YJ Kim (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2025).

10.3*	Separation Agreement, dated as of September 9, 2025, by and between the Company and Theodore Kim (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2025).

10.4*	Consulting Agreement, dated as of September 30, 2025, by and between the Company and Camillo Martino (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on October 3, 2025).

10.5*	Executive Service Agreement, dated as of September 30, 2025, by and between MSK and Camillo Martino (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on October 3, 2025).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 10, 2025	By:	/s/ Camillo Martino
Camillo Martino
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2025	By:	/s/ Shin Young Park
Shin Young Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)