Form 10-K
period 2025-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2026-03-16
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $139,249,768.

As of March 13, 2026, the registrant had 36,440,854 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Magnachip” to refer to Magnachip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea. On October 29, 2025, we completed the liquidation of Magnachip Mixed-Signal, Ltd. (“MMS”), our indirect wholly owned subsidiary that operated the Display business (the “Discontinued Business”), pursuant to our decision to discontinue that business.

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

“Magnachip” is a registered trademark of us and our subsidiaries. All other product, service and company names mentioned in this Report are the service marks or trademarks of their respective owners.

Item 1. Business

General

We are a designer and manufacturer of analog and mixed-signal power semiconductor platform solutions for various applications, including industrial, automotive, communication, consumer and computing. We have a proven record with approximately 45 years of operating history, a portfolio of more than 950 registered patents and pending applications and extensive engineering and manufacturing process expertise. We develop and manufacture Power discrete (“Power Analog Solutions”) products and Power integrated circuit (“IC”) products. Power Analog Solutions products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop personal computers (“PCs”), notebook PCs, tablet PCs, servers, other consumer electronics, as well as automotive and industrial applications such as power suppliers, e-bikes, solar inverters, LED lighting and motor drives. Power IC products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and others consumer electronics, as well as automotive applications.

The wide variety of our analog and mixed-signal power semiconductor products combined with our mature technology platform allows us to address multiple high-growth end markets and rapidly develop and introduce new products in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology and develop products that are in high demand by our customers and end consumers. We sold approximately 350 distinct products in the year ended December 31, 2025, with a substantial portion of our revenues derived from a relatively limited number of customers.

Our business is largely driven by innovation in the consumer electronics markets and the continued adoption by consumers of worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and continues to expand, largely due to consumers increasingly accessing a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games on advanced consumer electronic devices. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal power semiconductor components, such as encoding and decoding devices that allow playback of high definition audio and video, and power semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life.

For the year ended December 31, 2025, we generated total revenues of $178.9 million, net loss of $29.7 million, operating loss of $35.9 million, Adjusted EBITDA from continuing operations of negative $15.6 million, Adjusted Operating Loss of $28.5 million and Adjusted Loss from continuing operations of $7.9 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of the Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) and a reconciliation to income (loss) from continuing operations and operating income (loss) prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Recent Developments

On March 12, 2025, we announced that our Board of Directors and management team have made the decision to become a pure-play Power company to drive revenue growth, improve profitability, and maximize shareholder value.

This decision was based on the determination by our Board of Directors and management team that the Display business (the “Discontinued Business”) was not sustainable and could not be restructured in a manner that would enable the Company to achieve profitable growth. Our Board of Directors and Management team subsequently concluded that there were no viable strategic options for the Discontinued Business and decided to shut it down.

Along with the winding down of the Discontinued Business, the liquidation of Magnachip Mixed-Signal, Ltd. (“MMS”), our indirect wholly owned subsidiary that operated the Display business, was unanimously approved by our Board of Directors, and we completed the liquidation on October 29, 2025.

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

On December 30, 2020, we changed our name from “MagnaChip Semiconductor Corporation” to “Magnachip Semiconductor Corporation.”

On May 30, 2023, we announced a plan to separate our standard products business, consisting of display solutions and power solutions business lines, into two different entities to better align our product strategies by enabling each entity to allocate its resources more effectively to the specific needs of its customers, as well as to enhance transparency, accountability and flexibility in business (the “Internal Separation”). To effectuate the Internal Separation, we reorganized our standard products business into two distinct businesses: (i) our Display IC and Power IC businesses, which are fabless businesses, were grouped together to form the Mixed-Signal Solutions (“MSS”) business, and (ii) our Power discrete business, which is an integrated device manufacturing (“IDM”) business, became the Power Analog Solutions business.

On January 10, 2024, we completed the Internal Separation by forming a new Korean limited liability company named “Magnachip Mixed-Signal, Ltd.” and transferring the MSS business into such subsidiary. Following the Internal Separation, our MSS business was primarily operated by MMS, and our Power Analog Solutions business was primarily operated by MSK, our already-existing Korean operating company.

On December 31, 2024, an intercompany business transfer agreement was executed between MMS and MSK. Considering the Company’s overall performance and strategic direction—as well as insights from benchmarking global competitors and feedback from our stockholders, both MSK and MMS agreed that consolidating the Power Analog Solutions and Power IC businesses under a single company would create a more effective framework for expanding and strengthening the Company’s business for Power products. Accordingly, the Company’s Power IC business was transferred from MMS to MSK, with the transfer being completed on January 1, 2025.

On March 12, 2025, we announced that our Board of Directors and management team have made the decision to become a pure-play Power company, focusing the Company’s investments on the Power Analog Solutions and Power IC businesses to enhance profitability and maximize shareholder value.

On April 6, 2025, our Board of Directors unanimously approved the plan to shut down the Discontinued Business, including the liquidation of MMS, our indirect wholly owned subsidiary that operated the Discontinued Business.

On October 29, 2025, we completed the liquidation of MMS.

Our Products

We established our Power Analog Solutions business in late 2007. We have introduced a number of Power Analog Solutions and Power IC (“Power Solutions”) products for power management in high-volume consumer applications. Power Analog Solutions products include metal oxide semiconductor field effect transistors (“MOSFETs”), and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, home appliance, other consumer electronics, automotive, and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives. Our Power Analog Solutions business represented 89.7% and 84.9% of our total revenues for the fiscal years ended December 31, 2025 and 2024, respectively.

Our Power IC products provide power management solutions to major television suppliers and large panel display suppliers. These products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifters for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and other consumer electronics, as well as automotive applications. Our Power IC business represented 10.3% and 9.7% of our total revenues for the fiscal years ended December 31, 2025 and 2024, respectively.

Market Opportunity

The market for power semiconductors is large and is expanding its applications. Recently, industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting, motor drives, and automotive applications such as on board chargers, electric motor drives, electric pumps, DC-DC converters and powertrain inverters in hybrid & battery electric vehicle (HEV & BEV) are further driving growth in power semiconductor applications. Electronics device manufacturers recognize that the consumer experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, including power semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life.

Requirements of Leading Electronic Devices Manufacturers

We believe our target customers view the following characteristics and capabilities as key differentiating factors among available analog and mixed-signal power semiconductor suppliers:

•
Broad Offering of Differentiated Products with Advanced System-Level Features and Functions. Leading electronic devices manufacturers seek to differentiate their products by incorporating innovative semiconductor products that enable unique system-level functionality and enhance performance. These consumer electronics manufacturers seek to closely collaborate with semiconductor solutions providers that continuously develop new and advanced products and technologies that enable state-of-the-art features and functions, such as high efficiency, advanced safety and protection features, small form factors, and low power consumption.
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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal power semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•
Advanced Analog and Mixed-Signal Power Semiconductor Technology. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and analog and mixed-signal intellectual property allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 110 engineers as of December 31, 2025. Our platform allows us to develop and introduce new products quickly and integrate numerous functions into a single product.
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
•
Broad Portfolio of Product Offerings Targeting Large, High-Growth Markets. We continue to develop a wide variety of analog and mixed-signal power semiconductor solutions for multiple high-growth electronics device end markets. We believe our expanding product offerings allow us to provide additional products to new and existing customers. Our Power Solutions enable our customers to increase system stability and improve heat dissipation and energy use, resulting in improved system efficiency and system cost savings for our customers, as well as environmental benefits.
•
Highly Efficient Manufacturing Capabilities. Our manufacturing strategy is focused on optimizing our asset utilization across our power solution products, which enables us to maintain the price competitiveness of our products through our low-cost operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages.

Our Strategy

Our objective is to grow our business, cash flow and profitability and to continue strengthening our position in the semiconductor industry as a leading provider of analog and mixed-signal power semiconductor products for high-volume markets. Our business strategy emphasizes the following key elements:

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
•
Broaden Our Customer Base. We expect to continue to expand our global customer base, particularly in China, Hong Kong, and Taiwan, and other high-growth geographies, to penetrate new accounts. In addition, we intend to introduce new products and variations of existing products to address a broader customer base. In order to broaden our market penetration, we are complementing our direct customer relationships and sales with an improved base of distributors.
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
•
Return on Capital Investments and Cash Flow Generation. We manufacture our Power Analog Solutions products by utilizing our in-house manufacturing facility as well as an external foundry to address a broad portfolio of power products while we seek to maximize return on capital investments and our cash flow generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. However, from time to time, we make special investments to enhance our manufacturing capabilities by investing in new equipment and expanding our manufacturing facility, which we expect will have a positive impact on our future new product development and revenue.

Our Technology

We continuously strengthen our advanced analog and mixed-signal power semiconductor technology platform by developing innovative technologies and integrated circuit building blocks that enhance the functionality of electronics devices through high efficiency, advanced safety and protection features, small form factors, and low power consumption. Our goal is to leverage our experience and development initiatives across multiple end markets and utilize our understanding of system-level issues our customers face to introduce new technologies that enable our customers to develop more advanced, higher performance products.

Expertise in ultra-high voltage (UHV), high voltage and deep trench Bipolar-Complementary Metal-Oxide-Semiconductor and Double-Diffused Metal-Oxide-Semiconductor (BCDMOS) process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC/DC-DC converters, LED drivers, regulators, PMICs, power MOSFETs and IGBTs. We believe our system-level understanding of applications such as LCD televisions, smartphones, computing, and servers, automotive, and industrial applications will allow us to more quickly develop and customize Power Solutions for our customers in these markets.

Products by Power Analog Solutions and Power IC Business Lines

Our broad portfolio of products addresses multiple high-growth end markets. A key component of our product strategy is to supply multiple related product offerings to each of the end markets that we serve.

Power Analog Solutions products

We develop, manufacture and market Power Analog Solutions products for a wide range of end-market customers. The products include MOSFETs and IGBTs for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances, automotive, and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives.

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

•
IGBTs. Our IGBTs include 650V to 1200V field stop trench IGBTs. IGBTs are used in automotive and high-power industrial applications, such as UPSs, power supplies, motor drives, solar inverters, welding machines and consumer appliances.

Our Power Analog Solutions products enable customers to increase system stability and improve heat dissipation and energy use, resulting in cost savings for our customers and consumers, as well as environmental benefits. Our in-house process technology capabilities and eight-inch wafer production lines increase efficiency and contribute to the competitiveness of our products.

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
•
Advanced SJ MOSFET process
•
Advanced packages to enable reduction of PCB mounting area
•
Low power loss by high speed switching
• LCD/LED/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers and Telecom powers • Industrial applications • EV charging station • On board charger • Home appliance

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 5A to 120A	• Automotive • Solar inverters • Industrial applications • Consumer appliances • Home appliance

Power IC products

We develop and market Power IC products for a wide range of end-market customers. Our products include AC-DC/DC-DC converters, LED drivers, regulators, PMICs for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, wearable devices, notebooks, tablet PCs, other consumer electronics, and consumer appliances.

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

Our Power IC solutions help customers enhance system stability and improve heat dissipation and energy use, resulting in cost savings for our customers and consumers, as well as environmental benefits. Power IC utilizes standard BCD process technologies which can be sourced from multiple foundries.

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices and sales liaisons in Japan, Greater China, Taiwan and Europe. We have a network of agents and distributors in the U.S., Europe and the Asia Pacific region. For the years ended December 31, 2025 and 2024, we derived 34% and 23% of net sales from our Power Solutions business through our direct sales force, respectively, and 66% and 77% of net sales from our Power Solutions business through our network of authorized agents and distributors, respectively.

Customers

We sell our products to consumer, computing, communication, automotive and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. For the years ended December 31, 2025 and 2024, our ten largest customers accounted for 74.3% and 73.4% of net sales from our Power Solutions business, respectively. For the year ended December 31, 2025, sales to SAMT Co., Ltd. (“SAMT”) represented 29.7% of net sales from our Power Solutions business. For the year ended December 31, 2024, sales to SAMT represented 25.4% of net sales from our Power Solutions business. For the year ended December 31, 2025, we recorded revenues of $5.0 million from customers in the U.S. and $173.9 million from all foreign countries, of which 50.6% was from Korea and 36.9% was from Greater China. For the year ended December 31, 2024, we recorded revenues of $2.1 million from customers in the U.S. and $183.7 million from all foreign countries, of which 44.9% was from Greater China and 43.5% was from Korea. All information pertaining to the geographic source of revenues is with respect to the geographic location to which our products are billed.

Intellectual Property

As of December 31, 2025, our portfolio of intellectual property assets included more than 950 registered patents and pending applications in total, including registered patents and pending applications related to display driver IC technology. Approximately 250 and 60 of our registered patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing registered patent or pending application. Because we file patents in multiple jurisdictions, we have additional registered patents and pending applications that relate to identical technical claims in our base patent portfolio. Our registered patents expire at various times approximately over the next 19 years. While these patents are, in the aggregate, important to our competitive position, we do not believe that any single registered patent or pending application is material to us.

See “Item 1A. Risk Factors—Risks Related to Our Business—Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, proprietary technology and know-how, as well as our ability to operate without infringing the proprietary rights of others.”

Competition

We operate in highly competitive markets characterized by rapid technological change and continually advancing customer requirements. Our competitors include other independent and captive manufacturers and designers of analog and mixed-signal integrated circuits, including power management semiconductor devices.

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

Human Capital

Our worldwide workforce consisted of 711 employees (full- and part-time) as of December 31, 2025, of which 163 were involved in sales, marketing, general and administrative, 108 in research and development (including 35 with advanced degrees), 29 in quality, reliability and assurance, and 411 in manufacturing (comprised of 36 in engineering and 375 in operations, maintenance and others). Our employees leverage their extensive expertise in engineering, design and process to accelerate the advancement of technology and be leaders in our industry. We pride our company on being a great workplace where employees from diverse backgrounds can reach their full potential.

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

As of December 31, 2025, of the 688 employees at our Korean subsidiary, 370 employees at Magnachip Semiconductor, Ltd. were represented by the First Union, and 71 employees at Magnachip Semiconductor, Ltd. were represented by the Second Union. Approximately 64% of our employees at our Korean subsidiary was represented by the Magnachip Semiconductor Labor Unions.

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

We believe the foundation of Magnachip is our research and development (“R&D”) talent. To ensure that our R&D technical professionals continue to advance their skills and knowledge, we hold periodic seminars to share research outcomes across departments and provide engineers with curricula designed to strengthen their semiconductor expertise.

We also recognize outstanding research achievements through a reward program and promote open communication between senior management and employees through CEO letters and regular town hall meetings.

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

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. We continue to attempt to qualify additional suppliers for our raw materials. The Securities and Exchange Commission (the “SEC”), as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. These and other government disclosure requirements and regulations could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. See “Item 1A. Risk Factors—Risks Related to Our Business—Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.”

Available Information

Our principal executive office is located at: c/o Magnachip Semiconductor, Ltd., 15F, 76, Jikji-daero 436beon-gil, Heungdeok-gu, Cheongju-si, Chungcheongbuk-do, 28581, Republic of Korea, and our email address is investors@magnachip.com. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Compensation Recovery Policy, Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Form 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o Magnachip Semiconductor, Ltd., 15F, 76 Jikji-daero 436beon-gil, Heungdeok-gu, Cheongju-si, Chungcheongbuk-do, 28581, Republic of Korea; Attention: Investor Relations; email address: investors@magnachip.com.

Information About Our Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Camillo Martino	63	Chairman and Interim Chief Executive Officer
Shinyoung Park	45	Chief Financial Officer
Seunghoon Lee	67	Chief of Manufacturing, Chief Safety Officer

Camillo Martino, Chairman and Interim Chief Executive Officer. Mr. Martino has served as the Company’s Chairman of the Board since June 2020 and as a director since August 2016. Effective August 11, 2025, Mr. Martino was also appointed Interim Chief Executive Officer of the Company. Mr. Martino currently also serves as a member of the board of directors for CXApp. Mr. Martino also serves as a member of the board of directors at multiple privately-held companies, including VVDN Technologies, Sakuu and Ceremorphic. Mr. Martino previously served as a director of Cypress Semiconductor from 2017 through to 2020, a director of Sensera from 2018 to 2024, and was also the Chief Executive Officer of Silicon Image Inc. from January 2010 until the completion of its sale to Lattice Semiconductor Corporation in March 2015. From 2008 to 2009, Mr. Martino served as Chief Operating Officer of SAI Technology Inc., where he also served as a director from 2006 to 2010. From 2005 to 2007, Mr. Martino served as a director, the President and Chief Executive Officer of Cornice Inc. From 2001 to 2005, Mr. Martino served as the Executive Vice President and Chief Operating Officer at Zoran Corporation. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation for a total of nearly 14 years, and in four different countries. Mr. Martino holds a Bachelor of Applied Science degree from the University of Melbourne and a Graduate Diploma from Monash University in Australia. Our Board has concluded that Mr.

Martino should serve as the CEO, and also on the Magnachip Board based upon his extensive operating and Board experience with technology companies.

Shinyoung Park, Chief Financial Officer. Ms. Shinyoung Park became our Chief Financial Officer in January 2022 and became our Chief Accounting Officer in March 2020. Ms. Park previously served as the Company’s Corporate Controller from November 2018 to February 2020. Prior to that, she served as the SEC Reporting and Accounting Director from April 2015 to October 2018. Before joining the Company in April 2014, from 2005 to March 2014, Ms. Park served in various senior advisory and audit service positions at Deloitte, a public accounting firm. From 2005 to 2009, she worked at Deloitte & Touche in Chicago, Illinois; from 2009 to 2011 and then from 2013 to March 2014, she worked at Deloitte Anjin in Seoul, South Korea; and from 2011 to 2013, she worked at Deloitte in London, U.K. Ms. Park holds a B.A. degree in business administration from Sogang University, Seoul, Korea, and a Master’s degree in hospitality industry studies from New York University.

Seung Hoon Lee, Chief of Manufacturing and Chief Safety Officer. Mr. Seung Hoon Lee has served as our Chief of Manufacturing and Chief Safety Officer since 2022. He was Acting Co-General Manager of Power Analog Solutions from 2024 to 2025. Prior to that, Mr. Lee served as Chief of Manufacturing for the factories in Cheongju and Gumi, Korea from 2015 to 2020. He was Chief of Manufacturing for the Gumi factory from 2012 to 2015 and for the Cheongju factory from 2007 to 2012. Mr. Lee holds a B.S. degree in Electronic Engineering from Chosun University.

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
•
We may fail to realize all of the anticipated benefits of our operational initiatives, including our transition to a pure-play Power company and the exit from our Display business.
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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations. Current global macroeconomic conditions, including higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, sustained military action and conflict in the Middle East, including the escalation of hostilities resulting from the recent strikes by Israel and the United States on Iran and retaliatory strikes related thereto, and trade tensions between the U.S., China and other countries have led to weaker end-market demand and unstable supply chain. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

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

We may fail to realize all of the anticipated benefits of our operational initiatives, including our transition to a pure-play Power company and the exit from our Display business.

On March 12, 2025, we announced our strategy to transform the Company into a pure-play Power company. We may not realize any or all of the anticipated benefits from transitioning to a pure-play Power company, and such actions could in fact adversely affect our business. Our ability to realize the anticipated benefits of our strategy will depend, to a large extent, on our ability to continue to focus on Power Analog Solutions and Power IC products and to achieve expected growth in the absence of the Display business. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to our Display business, some of which may be material. The focus on becoming a pure-play Power company may not enhance long-term stockholder value as anticipated. Further, our strategic actions could result in near term restructuring charges and a material impairment of our goodwill and/or intangible assets, among other things.

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

If our manufacturing capabilities become less competitive as the semiconductor industry continues to transition toward larger-diameter wafers and new materials, our results of operations could be adversely affected.

Our future operations and competitive position could be materially harmed if the semiconductor industry continues to transition toward 300mm wafer technology while we continue to produce on 200mm wafers. Manufacturing on smaller-diameter wafers may result in lower manufacturing efficiency and higher per-unit production costs compared to competitors utilizing 300mm wafers. As a result, we may face challenges in meeting customer demand, maintaining margins, and competing effectively in the market we serve. Continued reliance on 200mm wafer production may also allow competitors to capture market share with more cost-efficient or higher-volume production, creating operational and financial risks for our business. In addition, to the extent that we seek to develop or offer silicon carbide (SiC)-based products in response to market demand, we do not have in-house SiC fabrication capabilities and would need to rely on outsourced manufacturing arrangements. Our reliance on such alternative manufacturing arrangements could adversely affect our cost structure, manufacturing efficiency and ability to capture growth opportunities in SiC-related markets, which could have a material adverse effect on our business and results of operations.

A significant portion of our sales comes from a relatively limited number of customers, the loss of which could adversely affect our financial results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2025 and 2024, our ten largest customers accounted for 74.3% and 73.4% of net sales from our Power Solutions business, respectively. For the year ended December 31, 2025, sales to SAMT represented 29.7% of net sales from our Power Solutions business. For the year ended December 31, 2024, sales to SAMT represented 25.4% of net sales from our Power Solutions business. Significant reductions in sales to our largest customer, the loss of any other major customers, or a general curtailment in orders for our high-volume products within a short period of time could adversely affect our business.

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

Demand for our products will depend in part on the demand for various consumer electronics products, in particular, digital televisions, smartphones, mobile phones, wearable devices, and other consumer applications which in turn depends on general economic conditions and other factors beyond our control. If our customers fail to introduce new products that employ our products or component parts, demand for our products will suffer. To the extent that we cannot offset periods of reduced demand that may occur in these markets through greater penetration of these markets or reduction in our production and costs, our sales and gross profit may decline, which would negatively impact our business, financial condition and results of operations.

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

Our growth strategy is to leverage our advanced analog and mixed-signal power technology platform, continue to innovate and deliver new products, increase business with existing customers, broaden our customer base, aggressively grow our power business, and drive execution excellence. If we are unable to execute our growth strategy effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities and our business and financial results could be materially and adversely affected.

We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a favorable impact on our reported profit margins and operating income from operations for the fiscal years ended December 31, 2025 and 2024 due to a relatively weaker Korean won during the periods. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar including those related to the intercompany long-term loans to our Korean subsidiary, Magnachip Semiconductor, Ltd., or MSK, which is denominated in U.S. dollars. As of December 31, 2025, the outstanding intercompany loan balance including accrued interests between MSK and our Dutch subsidiary was $75.1 million. While the intercompany loan balance including accrued interest has decreased compared to prior periods, changes in exchange rates could continue to affect our reported foreign currency gain or loss. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of December 31, 2025, 441 employees, or approximately 64% of our employees, were represented by the Magnachip Semiconductor Labor Unions. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skills and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea and China. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels, and, while we specify quality standards, we are not able to directly oversee their day-to-day operations and the packaging and testing of our devices. Onboarding of a new subcontractor, including as a result of switching from one subcontractor to another, takes approximately three to six months to verify the subcontractor’s capabilities and an additional six to twelve months to receive approval from our customers to use such subcontractor. We could be adversely affected by political disorders, labor disruptions, public health issues (including viral or other disease outbreaks) and natural disasters where our subcontractors are located due to the time it would take to onboard a new subcontractor. If our semiconductor packagers and test service subcontractors experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems, experience shutdowns or delays associated with public health issues, or decrease the capacity of their operations available to us, our operating results could be adversely affected.

We cooperate with an independent foundry to produce certain Power IC products, and the failure of such independent foundry to satisfy our demand could materially disrupt our business.

We use independent foundry services for certain of our Power IC products. Silicon wafer production at the external foundry is allocated solely by the vendor and beyond our direct control. Therefore, any disruption in wafer supply from the vendor could have a material impact on our revenue and results of operations.

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

The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. These requirements and other government regulations could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. We may also incur additional costs to comply with these regulations and disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. We may also face difficulties in satisfying customers who may require that our products be certified as free of “conflict materials,” which could harm our relationships with these customers and lead to a loss of revenue.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, implements a 15% alternative minimum tax on the adjusted financial statement income of large corporations with average annual financial income exceeding $1 billion, a 1% excise tax on the repurchase of corporate stock by certain corporations and several tax incentives to promote clean energy. The IRA provisions are effective for tax years beginning after December 31, 2022. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global minimum effective tax rate of 15% on multinational enterprise (“MNE”) groups with consolidated revenues of at least EUR 750 million during two of the four preceding fiscal years, which became effective for fiscal years beginning January 1, 2024, in many jurisdictions worldwide. Additionally, South Korea has enacted legislation implementing global minimum tax rules, including an income inclusion rule generally effective for fiscal years beginning on or after January 1, 2024 and an undertaxed profits rule generally effective for fiscal years beginning on or after January 1, 2025. South Korea has also enacted a qualified domestic minimum top-up tax generally effective for fiscal years beginning on or after January 1, 2026. Our company is monitoring the implementation of the Pillar 2 and the resulting legislation in jurisdictions where it operates. Based on our assessment, the company does not expect a material impact from Pillar 2 top-up taxes as the company is below the EUR 750 million revenue threshold. We will continue to monitor as new information and guidance becomes available.

We are also subject to regular reviews, examinations and audits by the Internal Revenue Service (IRS) and other taxing authorities, including the Korean National Tax Service, with respect to income and non-income based taxes both within and outside the U.S. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of income earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

Expanded trade restrictions imposed by the United States may limit our ability to sell to certain customers.

Export control regulations have been evolving rapidly in recent years. New or expanded restrictions or sanctions may limit our ability to sell to or source from affected parties. These controls may cover foreign-produced items, advanced technologies, or entities on the U.S. government's Entity List. If we are unable to serve these customers, they may turn to domestic solutions or competitors not subject to similar regulations. Such developments may materially impact our revenue and future business opportunities in these regions. Maintaining compliance with global trade and export regulations is increasingly complex, time-consuming, and resource-incentive. Failure to comply could result in fines, reputational harm, or limitations on our ability to operate in key international markets. Export restrictions may also affect our contractors, suppliers or customers, and we cannot assure that they will not violate the restrictions, and any such violations may result in fines or criminal sanctions against us and damage our reputation.

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

Expanded trade restrictions imposed by South Korea may limit our ability to engage in any potential strategic opportunities.

Under the Act on Prevention of Leakage and Protection of Industrial Technology of Korea (the “ITA”), any export (including various means of outflow, such as sale or transfer outside Korea) of National Core Technology (“NCT”) by the Korean Ministry of Trade, Industry and Resources (the “MOTIR”) requires the filing of a prior-report with, and the acceptance of the same by, the MOTIR. Under the Act on Special Measures for Strengthening and Protecting the Competitiveness of the National High-Tech Strategic Industry (the “Special Act”), any export of National High-Tech Strategic Technology (“NHST”) requires prior approval from the MOTIR. Any such export of NCT or NHST without the acceptance of the prior-report with the MOTIR or the prior approval from the MOTIR may be subject to corrective orders by the MOTIR and may also be subject to criminal sanctions.

The Notification Regarding Designation of National Core Technologies issued by the MOTIR was amended on July 14, 2021 to add certain technologies to the list of NCT designated by the MOTIR, and the amended list includes the OLED DDI design technology for driving display panels. The MOTIR designated certain technologies, including the OLED DDI design technology for driving display panels, as NHST under the Special Act.

In the event that our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), license or sell certain intellectual properties relating to OLED Display Driver IC (“OLED DDI”) to overseas entities, such license or sale may constitute an export of NCT and NHST and may be subject to both NCT and NHST restrictions, and therefore the MOTIR’s acceptance of prior reports and prior approval. There is no assurance that any prior-reports for the export will be accepted by the MOTIR or we will obtain any prior approval for the export from the MOTIR when such license or sale is pursued in the future.

In addition, in the event that there is any M&A transaction with respect to MSK that results in non-Korean ownership of 50% or more, or exertion of control over the appointment of officers/management by a non-Korean person or entity as the largest shareholder, a prior-report with and the acceptance by the MOTIR is required under the ITA and a prior approval from the MOTIR is required under the Special Act. There is no assurance that any report for an M&A transaction involving non-Korean acquirers or investors will be accepted by the MOTIR, nor we can assure approval for the M&A transaction from the MOTIR when such transaction is pursued in the future.

Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and other countries/regions, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there have been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since March of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs globally, and between the U.S. and China specifically, may negatively impact the affected countries’ economic conditions, which could negatively affect demand for our products in those countries and materially and adversely affect our business and results of operations of our customers serving the affected markets. The Trump Administration's recent imposition of additional tariffs on a number of countries in 2025 and 2026, and threat of trade wars against foreign countries/regions have created even more uncertainties in international trade which may affect our business. These include semiconductor-specific tariffs, which the Trump Administration intends to materially increase over time, and historically elevated baseline and country-specific tariffs. The Trump Administration’s international trade policy and its implementation of tariffs continues to evolve in light of U.S. judicial decisions and negotiations with international trading partners. For example, the imposition of tariffs could increase costs of the end-user products we supply that we may not be able to pass on to our customers, which could in turn cause a decrease in the sales of our products and materially and adversely affect our business and results of operations.

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

We seek to protect our proprietary technologies and know-how through the use of patents, trade secrets, confidentiality agreements and other security measures. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Many of our patents are subject to cross licenses, some of which are with our competitors. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. Further, it is possible that others will independently develop the same or similar technologies, even without access to our proprietary technologies.

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

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Among them is the Act on Remediation and Compensation for Damages arising from Environmental Contamination which came into effect in Korea on January 1, 2016 and provides for strict liability of business entities in violation of the act and alleviates the burden of proof for the damaged party. Further, under the amendment to the Act on the Control and Aggravated Punishment of Environmental Offenses that became effective on November 27, 2020, certain environmental offenses such as illegally emitting specified hazardous air pollutants or emitting air pollutants without necessary permits are subject to penalties of up to 5% of the sales amount generated from the relevant business. Moreover, to effectively respond to environmental crimes, on November 14, 2022, a joint investigation team was established, consisting of experts from both national and local governments, including the prosecutor’s office, the Ministry of Environment. As a result, we have increased potential exposure to liability for environmental contaminations that might have existed in the past or would arise in the future. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

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

Furthermore, the Korean legislature enacted the Framework Act on Carbon Neutrality and Green Growth for Responding to Climate Change (the “Carbon Neutrality Framework Act”) on September 24, 2021. The Carbon Neutrality Framework Act aims to reduce greenhouse gas emissions by more than 35% by 2030 (compared to 2018) and proclaims the achievement of carbon neutrality by 2050 as a national vision. The Carbon Neutrality Framework Act is significant in that it legislates carbon neutrality and greenhouse gas reduction objectives, and enables the central administrative agencies, local governments and public institutions to implement various measures towards such objectives. On March 25, 2022, the Enforcement Decree of the Carbon Neutrality Framework Act (the “Enforcement Decree”) was enacted. The Enforcement Decree aims to provide details required for the execution of items prescribed under the Carbon Neutrality Framework Act. The key provisions of the Enforcement Decree include those setting the mid-to long-term greenhouse gas reduction goal at 40% and implementing the climate change impact assessment scheme. Based on that, on April 11, 2023, the Korean government published the 1st National Basic Plan for Carbon Neutrality and Green Growth (the “Basic Plan”). The Basic Plan is a national plan for responding to the climate crisis and sustainable development. Including annual reduction goals and implementation measures for each sector (e.g., industry and transportation), the Basic Plan will be updated every five years over the next 20 years between 2023 and 2042. It is anticipated that the Carbon Neutrality Framework Act and the Basic Plan, which aims to promote the harmonious development of the economy and the environment in conjunction with active greenhouse gas reduction measures, will serve as the foundation for the government’s climate change response policy going forward. Meanwhile, on August 29, 2024, the Constitutional Court of Korea (the “Constitutional Court”) held that Article 8, Paragraph 1 of the Carbon Neutrality Framework Act is unconstitutional. This provision mandates the government to establish a national mid- to long-term target for reducing greenhouse gas emissions by at least 35% from 2018 levels by 2030 which is prescribed by presidential decree. The Constitutional Court ruled that this provision is indeed in violation of the Constitution because it fails to specify any emissions reduction targets beyond 2031, thereby infringing upon the petitioners’ right to clean environment. Considering that the extensive legislative authority to determine reduction targets during the period from 2031 to 2049, the Constitutional Court held that the provision would remain in effect until a legislative amendment is enacted, with a deadline set for February 28, 2026. Reflecting the ruling of the Constitutional Court, the government determined in November 2025 to set the 2035 Nationally Determined Contribution (NDC) at a reduction target of 53% to 61% compared to 2018 net emissions levels.

Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.

Enacted on January 26, 2021 and effective as of January 27, 2022 in Korea, the SAPA imposes enhanced liability exposure for workplace accidents. The legislative goal of the SAPA is to prevent serious accidents by prescribing punishments and punitive damages liability for business owners or responsible management personnel who have violated safety and health measures in the event of such serious accidents (serious industrial accidents and serious civil accidents). Since the law applies to businesses in Korea with 50 or more full-time employees starting from January 27, 2022, our Korean subsidiary is subject to the law. According to the SAPA, if a serious occupational accident occurs that results in at least one deceased person, at least two persons wounded for six months or more, or at least three persons suffering from occupational diseases within a one year period, and if the “business owners or responsible management personnel” of the relevant business place is found to have failed to perform its “obligation to secure safety and health,” that person may be subject to imprisonment for up to 7 year or a fine of up to KRW 100 million (in case of death, imprisonment for not less than 1 year or a fine of not less than KRW 1 billion). Additionally, if there was negligence of the company in giving due attention and supervision to prevent such accident, the company will be subject to a fine up to KRW 1 billion (in case of death, a fine up to KRW 5 billion) under joint penalty provisions. Relevant responsible management personnel are also required to spend more time, effort and cost to comply with the SAPA and perform the necessary additional duties imposed by the law to ensure compliance.

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

We rely on, and expect to continue to rely on, suppliers, subcontractors and operations located primarily in Asia. As a result, we face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, public health issues (including viral or other disease outbreaks), difficulties in accounts receivable collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both.

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

As of December 31, 2025, we had approximately $27.9 million aggregate principal amount of indebtedness outstanding under the working capital term loan (the "Term Loan") borrowed pursuant to the Loan Agreement, which is secured by a pledge of the properties of our fabrication facility in Gumi ("Fab3"). We also had approximately $16.7 million aggregate principal amount of indebtedness outstanding under the Equipment Financing Credit Agreement, which provides financing for capital expenditures of MSK (the "CAPEX Loans"). The CAPEX Loans are secured by a pledge of our certain machinery and equipment owned by MSK, which are located in its fabrication facility in Gumi, Korea. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future. If we are unable to pay our indebtedness when due, including the Term Loan and CAPEX Loans, the lenders may declare default and invoke remedies that could include the foreclosure on pledged collateral to satisfy such indebtedness, which would have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Cybersecurity risks and data protection are key components of our long-term strategy and enterprise risk management program and are integrated into our overall risk management systems and processes. We maintain processes for assessing, identifying and managing material risks from cybersecurity threats, and we routinely invest in the development and implementation of essential cybersecurity systems, infrastructures and processes to protect the security and integrity of our systems, networks, databases and proprietary information. Key areas of our cybersecurity risk management processes and strategy currently include:

•
Compliance with industry standards and regulatory frameworks: Our information security management system is ISO 27001 certified. In addition, we align our standards to comply with South Korea’s industrial technology protection law (Act on Prevention of Divulgence and Protection of Industrial Technology), which prevents technologies vital to South Korean national security or economic competitiveness from being divulged to or shared with foreign countries or corporations without the government’s approval.
•
Ongoing Evaluation and Assessment of Systems and Procedure: We monitor compliance with regulatory, industry and evolving data privacy requirements and update our cybersecurity risk management program from time to time as appropriate. We also continuously monitor our information security systems and processes on an ongoing basis to identify and remediate cybersecurity threats and vulnerabilities that could be exploited to adversely impact our business operations. To better preemptively identify risks and vulnerabilities in our security systems, we perform penetration testing for security controls using external third-party tools and encourage vulnerability reporting within our organization.
•
Cross-Collaboration and Coordination: Cybersecurity risks related to our business, privacy and compliance issues are identified and managed through a multifaceted approach, including third-party monitoring, internal and external IT security audits and reviews by relevant committees.
•
Third-Party Service Providers: We engage leading third-party product and service providers to assist us with our cybersecurity risk management. We use an Information Prevention and Data Loss Prevention System on networks and endpoints, which is designed to prevent unauthorized access to or transfer of sensitive data. We also use centrally managed antivirus systems for blocking illegal software to detect and remove malware and illegal software from devices in real time. In particular, we use a Managed Security Service provider for Security Information and Event Management services for matters such as firewall management, intrusion detection and prevention, vulnerability management and incident response.
•
Cyber Incident Response Plan: We maintain a comprehensive cyber incident response plan that sets forth the applicable processes, roles, engagements, escalations and notifications to promptly respond to a cybersecurity incident. This plan covers steps to be taken upon the detection of a cybersecurity incident detection, review by relevant committees, identification of damages, recovery process, post-incident analysis and the introduction of improvement measures. Such incident responses are managed in a timely manner by a dedicated team and overseen by relevant organizations, including IT, finance, legal and compliance.
•
Security Awareness Training for Personnel: We provide comprehensive employee training on cybersecurity awareness, confidential information protection and simulated phishing attacks.
•
Review of Third-Party Risks: We routinely conduct risk and compliance assessments of third-party service providers prior to exchanging any sensitive data or integrating with any key third-party provider.

As of December 31, 2025, we have not identified any risks from cybersecurity threats, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats (including any previous cybersecurity incidents) that could be reasonably likely to materially affect us, please refer to our Risk Factors discussion under the heading ‘We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems that could damage our reputation, harm our business, expose us to liability and materially adversely affect our results of operations’ in Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

In line with our overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risks while the Company’s Board of Directors and its Audit Committee actively and continuously provide oversight.

Our Audit Committee oversees the Company’s management of key risks including those arising from cybersecurity threats. Our management team reports to the Audit Committee on a quarterly basis, presenting their assessment of key enterprise risks, including cybersecurity. The topics include trends in cyber threats and the initiatives designed to strengthen our security systems and enhance the cyber readiness of our organization. Additionally, our management team and our Chief Information Security Officer (“CISO”) provides periodic updates to the members of the Audit Committee and the Board of Directors on existing and new cybersecurity risks, status of risk mitigation efforts, cybersecurity incidents, if any, and the progress of key information security initiatives.

We established the Information Security Steering Committee (the “IS Steering Committee”) in 2020 as a management-led, cross-functional committee currently comprised of our Chief Executive Officer, Chief Financial Officer, CISO/Chief Privacy Officer and relevant teams including Information Security, HR, Compliance & Internal Audit and Legal. The IS Steering Committee holds quarterly meetings, during which they review and take action on a wide range of topics, including cybersecurity threat matters such as prevention monitoring, detection mitigation and remediation of cybersecurity incidents.

Our CISO leads a dedicated Information Security team in charge of cybersecurity matters. The Information Security team consists of four professionals with a combined 39 years of relevant experience across information technology, information security, compliance and systems, and each of whom have completed one or more cybersecurity certifications relevant to their particular functions and professional certifications issued in Korea.

The Information Security team oversees compliance with our cybersecurity framework, facilitates cybersecurity risk management activities, assists with the review and approval of policies, and oversees the security awareness program. Our Information Security team and CISO also reports to the IS Steering Committee on a quarterly basis. We also invest in ongoing cybersecurity training for our Information Security team.

Item 2. Properties

Our manufacturing operations take place in a single fabrication facility located in Gumi, Korea. Our facility has a capacity of approximately 36,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.13 to 0.35 microns. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

All of our assembly, test and packaging services for our Power Analog Solutions and Power IC businesses are outsourced with the balance handled in-house. The independent providers of these outsourced services are located in Korea and China. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

Certain of our property, plant and equipment, including manufacturing facilities and related equipment, are pledged as collateral for the Company’s long-term borrowings. For additional information regarding these arrangements, including the related collateral and terms of the borrowings, see “Note 11. Long-Term Borrowings” to our consolidated financial statements under "Item 8. Financial Statements and Supplementary Data" contained elsewhere in this Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.”

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Magnachip Semiconductor Corporation	100	155.10	69.45	55.47	29.73	18.86
S&P 500 Index	100	126.89	102.22	126.99	156.59	182.25
Philadelphia Semiconductor Index	100	141.16	90.58	149.36	178.14	253.38

Holders

The approximate number of record holders of our outstanding common stock as of February 28, 2025 was 66. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Issuer Purchases of Equity Securities

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 2025(1)	13,500	$3.02	—	$20,951
November 2025(1)	274	$3.10	—	$20,951
December 2025(1)	68,988	$2.55	—	$20,951
Total	82,762	$2.63	—	$20,951

(1)
Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued under our equity incentive plans.
(2)
On July 19, 2023, the Company’s Board of Directors authorized a new $50 million stock buyback program (the "Repurchase Plan"). Purchases under the Repurchase Plan have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. No purchases under the Repurchase Plan were made during the quarter ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements, together in each case with the related notes, included elsewhere in this Report. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this Report. We have reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations, reflecting the shutdown of the Display business and transition into a pure-play Power company. Unless otherwise stated, information in this section relates to our continuing operations. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations.

Overview

We are a designer and manufacturer of analog and mixed-signal power semiconductor platform solutions for various applications, including industrial, automotive, communication, consumer and computing. We have a proven record with about 45 years of operating history, a portfolio of more than 950 registered patents and pending applications and extensive engineering and manufacturing process expertise.

We develop and manufacture Power Analog Solutions products and develop Power integrated circuit (“IC”) products. Power Analog Solutions products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebook PCs, tablet PCs, home appliance, other consumer electronics, automotive and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives.

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

Our wide variety of analog and mixed-signal power semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Certain of our Power IC products are produced using an external foundry. Through strategic cooperation with an external foundry, we seek to ensure we outsource wafers at competitive prices and produce quality products.

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

Net sales for our Power Analog Solutions and Power IC products are driven by design wins in which we are selected by an electronics original equipment manufacturer (“OEM”) or other potential customers to supply its demand for a particular product. A customer will often have more than one supplier designed into multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

Our Power Analog Solutions and Power IC businesses require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those Power IC products which do require advanced technology and 8-inch wafer capacity. We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we have started outsourcing 8-inch wafer for Power IC products after the sale of our fabrication facility located in Cheongju, Korea in 2020. This additional source of manufacturing has been an important part of our supply chain management. By outsourcing manufacturing of Power IC products to an external foundry, we have been able to adapt dynamically to changing customer requirements and address growing markets without substantial capital investments by us. However, relying on the external foundry exposes us to the risk of being unable to secure manufacturing capacity, particularly during global shortages of foundry services. Although we work strategically with the external foundry to ensure long-term wafer capacity, if these efforts are at any time unsuccessful, our ability to deliver products to our customers may be negatively impacted, which would adversely affect our relationship with customers and opportunities to secure new design-wins.

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

Recent Developments

Shut-Down of Display business

On March 7, 2025, our Board of Directors authorized a strategy to transition to a pure-play Power company, focusing our investments on the Power Analog Solutions and Power IC businesses to enhance profitability and maximize shareholder value. As part of this strategy, we explored all strategic options including a sale, merger, joint venture, licensing, and wind-down for our Display business (Display IC products). However, we were not able to consummate a transaction following several months of discussions with several interested parties on terms that our Board of Directors believed were in the best interests of the Company and our stockholders.

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

Although we have discontinued our Display business, certain limited activities remain solely for the purpose of completing the orderly wind-down of operations and fulfilling pre-existing customer obligations, including the sale of “end of life” (“EOL”) Display products, which is being conducted by MSK. A small team has been retained exclusively to facilitate these wind-down activities. The sale of EOL Display products generated cash inflow of $5.8 million during the second half of 2025 and is expected to generate cash inflow of over $10 million in the next two years, depending upon customer demand. In addition, we continue to evaluate the potential monetization of the intellectual property assets of the Discontinued Business. Any proceeds from such monetization, if realized, could result in additional cash inflows.

The total cash cost of the liquidation of MMS was approximately $13 million, which is expected to be offset by the cash inflow that may be generated as described above. The one-time liquidation cost consisted of statutory severance and other employee-related costs, contract termination charges and other associated costs. Of this total cash cost, we paid $6.5 million of statutory severance and other employee-related costs in the second quarter of 2025. Further, we originally expected to pay certain contract termination charges in full along with the statutory severance and other employee-related costs, but negotiated with the respective vendors for those contract termination charges totaling $6.0 million to be paid over the duration of the remaining existing contract terms.

CAPEX Loans

On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with Korea Development Bank (“KDB”). In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK amended the Kun-Pledge Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility in Gumi, Korea (“Fab 3 machinery and equipment”).

The Equipment Financing Credit Agreement provides for loans for MSK’s capital expenditures (the “CAPEX Loans”) up to an aggregate of KRW 38,000,000,000 ($26.5 million based on the KRW/USD exchange rate of 1,432.7:1 as of December 16, 2024 as quoted by KEB Hana Bank), which have been and will be funded directly to capital expenditure supply vendors by KDB upon the submission of a request form by MSK with the necessary evidence such as purchase agreement, invoice and other documentation, as applicable.

The CAPEX Loans bear interest at a fixed rate quoted by the treasury bond market yield (a six-year Korea treasury bill rate). CAPEX Loans mature in ten years from the initial loan disbursement date, with an initial two-year (measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by eight years of amortizing payments where the principal is repaid in equal installments every three months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.

As of December 31, 2025, the aggregate principal amount outstanding under the CAPEX Loans was approximately $16.7 million, which bears a weighted average interest rate of 2.91% per annum and matures on June 26, 2035.

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

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. On January 16, 2025, BIS published amendments and clarifications of the U.S. Export Regulations which further tightened controls of advanced computing items. On September 30, 2025, BIS published an “Affiliates Rule” to expand end-user controls to cover certain affiliates of entities designated on BIS Entity List or Military End User List or designated on the Specially Designated Nationals and Blocked Persons (SDN) List administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. BIS subsequently delayed enforcement of the Affiliates Rule until November 2026. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we expect to invest additional resources and efforts in the screening of prospects, customers, and end-users in order to comply with the new Affiliates Rule; while we do not anticipate that the rest of the rules will have a material impact on our current business, we will continue reviewing and assessing these rules and regulations and their potential impact on our business. BIS has altered aspects of its semiconductor licensing policies to a case-by-case review, taking into account requirements such as export volume thresholds and third party testing requirements. Additional changes to the U.S. Export Regulations are expected, such as recently proposed rule changes that may expand restrictions on export transactions involving end users or end uses with military connections; but the scope or timing of such changes is uncertain. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain) and (iv) early termination and other charges. EBITDA for the periods indicated is defined as net income(loss) before interest income, interest expense, income tax benefit, net and depreciation and amortization.

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

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Dollars in millions)
Loss from continuing operations	$(14.2)	$(27.3)
Interest income	(5.4)	(8.3)
Interest expense	1.7	1.6
Income tax benefit, net	(17.9)	(8.2)
Depreciation and amortization	12.6	14.4
EBITDA from continuing operations	$(23.3)	$(27.8)
Adjustments:
Equity-based compensation expense(a)	2.5	5.3
Foreign currency loss, net(b)	0.3	16.7
Derivative valuation loss (gain), net(c)	0.0	(0.1)
Early termination and other charges(d)	4.8	1.6
Adjusted EBITDA from continuing operations	$(15.6)	$(4.2)

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
(d)
For the year ended December 31, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. For the year ended December 31, 2024, this adjustment eliminates $1.6 million of one-time cumulative financial impact in connection with certain employee benefits. As this adjustment meaningfully impacted our operating results and is not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Dollars in millions)
Operating loss	$(35.9)	$(26.0)
Adjustments:
Equity-based compensation expense(a)	2.5	5.3
Early termination and other charges(b)	4.8	1.6
Adjusted Operating Loss	$(28.5)	$(19.1)

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
(b)
For the year ended December 31, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. For the year ended December 31, 2024, this adjustment eliminates $1.6 million of one-time cumulative financial impact in connection with certain employee benefits. As this adjustment meaningfully impacted our operating results and is not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

The following table summarizes the adjustments to loss from continuing operations that we make in order to calculate Adjusted Loss (including on a per share basis) from continuing operations for the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Dollars in millions, except per share data)
Loss from continuing operations	$(14.2)	$(27.3)
Adjustments:
Equity-based compensation expense(a)	2.5	5.3
Foreign currency loss, net(b)	0.3	16.7
Derivative valuation loss (gain), net(c)	0.0	(0.1)
Early termination and other charges(d)	4.8	1.6
Income tax effect on non-GAAP adjustments(e)	(1.3)	(4.6)
Adjusted Loss from continuing operations	$(7.9)	$(8.3)
Reported loss per share—basic	$(0.39)	$(0.72)
Reported loss per share—diluted	$(0.39)	$(0.72)
Weighted average number of shares—basic	36,218,138	37,774,280
Weighted average number of shares—diluted	36,218,138	37,774,280
Adjusted loss per share—basic	$(0.22)	$(0.22)
Adjusted loss per share—diluted	$(0.22)	$(0.22)
Weighted average number of shares—basic	36,218,138	37,774,280
Weighted average number of shares—diluted	36,218,138	37,774,280

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
(d)
For the year ended December 31, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. For the year ended December 31, 2024, this adjustment eliminates $1.6 million of one-time cumulative financial impact in connection with certain employee benefits. As this adjustment meaningfully impacted our operating results and is not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.
(e)
For the years ended December 31, 2025 and 2024, income tax effect on non-GAAP adjustments were calculated by calculating the tax benefit of each jurisdiction with or without the non-GAAP adjustments. For the years ended December 31, 2025 and 2024, income tax effect on non-GAAP adjustments related to our Korean subsidiary was positive $1.8 million and negative $0.4 million, respectively.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2025 and 2024, our products were sold to 185 and 165 end customers, respectively, and our net sales to our ten largest customers represented 74.3% and 73.4% of our net sales – Power Solutions business, respectively.

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

Average Selling Prices (“ASP”). Average selling prices for our products tend to be highest at the time of introduction of new products which utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by new generation products. We strive to offset the impact of declining selling prices for existing products through our product development activities and by introducing new products that command selling prices above the average selling price of our existing products. In addition, we seek to manage our inventories and manufacturing capacity so as to preclude losses from product and productive capacity obsolescence.

Material Costs. Our material costs consist of costs of raw materials, such as silicon wafers, chemicals, gases and tape and packaging supplies. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could increase significantly.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2025, 97% of our employees were eligible for severance benefits.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses of our Power IC business are material and design-related costs for Power IC products. Power IC uses standard BCD process technologies which can be sourced from multiple foundries. The majority of research and development expenses of our Power Analog Solutions business are certain equipment, material and design-related costs for Power Analog Solutions products.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss may be affected by changes in the exchange rate between the Korean won and the U.S. dollar, including those related to the intercompany long-term loans to our Korean subsidiary, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of December 31, 2025, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $75.1 million. While the intercompany loan balance including accrued interest has decreased compared to prior periods, changes in exchange rates could continue to affect our reported foreign currency gain or loss. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth consolidated results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power Solutions business	$178.9	100.0%	$185.8	94.6%	$(7.0)
Net sales – transitional Fab 3 foundry services	—	—	10.6	5.4	(10.6)
Total revenues	178.9	100.0	196.4	100.0	(17.6)
Cost of sales
Cost of sales – Power Solutions business	147.5	82.4	145.9	74.3	1.6
Cost of sales – transitional Fab 3 foundry services	—	—	11.8	6.0	(11.8)
Total cost of sales	147.5	82.4	157.7	80.3	(10.2)
Gross profit	31.4	17.6	38.7	19.7	(7.3)
Selling, general and administrative expenses	35.1	19.6	38.1	19.4	(3.0)
Research and development expenses	27.3	15.3	25.0	12.7	2.3
Early termination and other charges	4.8	2.7	1.6	0.8	3.3
Operating loss	(35.9)	(20.0)	(26.0)	(13.2)	(9.9)
Interest income	5.4	3.0	8.3	4.2	(3.0)
Interest expense	(1.7)	(0.9)	(1.6)	(0.8)	(0.1)
Foreign currency loss, net	(0.3)	(0.2)	(16.7)	(8.5)	16.5
Other income, net	0.3	0.2	0.5	0.2	(0.2)
	3.7	2.1	(9.5)	(4.9)	13.3
Loss from continuing operations before income tax benefit, net	(32.1)	(18.0)	(35.5)	(18.1)	3.4
Income tax benefit, net	(17.9)	(10.0)	(8.2)	(4.2)	(9.7)
Loss from continuing operations	(14.2)	(8.0)	(27.3)	(13.9)	13.1
Loss from discontinued operations, net of tax	(15.5)	(8.7)	(27.0)	(13.7)	11.5
Net loss	$(29.7)	(16.6)%	$(54.3)	(27.6)%	$24.6

Results by business line

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(Dollars in millions)
Revenues
Net sales – Power Solutions business
Power Analog Solutions	$160.5	89.7%	$166.8	84.9%	$(6.3)
Power IC	18.4	10.3	19.0	9.7	(0.6)
Total Power Solutions business	178.9	100.0	185.8	94.6	(7.0)
Net sales – transitional Fab 3 foundry services	—	—	10.6	5.4	(10.6)
Total revenues	$178.9	100.0%	$196.4	100.0%	$(17.6)

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Gross profit – Power Solutions business
Power Analog Solutions	$23.8	14.9%	$31.5	18.9%	$(7.7)
Power IC	7.5	41.0	8.4	44.4	(0.9)
Total Power Solutions business	31.4	17.6	39.9	21.5	(8.6)
Gross profit – transitional Fab 3 foundry services	—	—	(1.2)	(11.5)	1.2
Total gross profit	$31.4	17.6%	$38.7	19.7%	$(7.3)

Revenues

Total revenues were $178.9 million for the year ended December 31, 2025, a $17.6 million, or 8.9%, decrease compared to $196.4 million for the year ended December 31, 2024. This decrease was due to the phase-out of transitional Fab 3 foundry services revenue by the end of 2024 and a decrease in revenue from Power Solutions business.

The Power Solutions business. Net sales from Power Solutions business were $178.9 million for the year ended December 31, 2025, a $7.0 million, or 3.7%, decrease compared to $185.8 million for the year ended December 31, 2024. The decrease in net sales from our Power Solutions business line was primarily attributable to the competitive pricing pressure on our older generation products, particularly in China, which was offset in part by a higher demand for low-voltage MOSFETs in communication applications.

The transitional Fab 3 foundry services. Net sales from the transitional Fab 3 foundry services were $10.6 million for the year ended December 31, 2024.

Gross Profit

Total gross profit was $31.4 million for the year ended December 31, 2025 compared to $38.7 million for the year ended December 31, 2024, representing a $7.3 million, or 18.9%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2025 decreased to 17.6% compared to 19.7% for the year ended December 31, 2024.

The Power Solutions business. Gross profit from our Power Solutions business was $31.4 million for the year ended December 31, 2025, which represented an $8.6 million, or 21.4%, decrease from gross profit of $39.9 million for the year ended December 31, 2024. Gross profit as a percentage of net sales for the year ended December 31, 2025 decreased to 17.6% compared to 21.5% for the year ended December 31, 2024. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix, driven by ASP erosion resulting from increased pricing pressure on our older generation products, particularly in China, as well as the impact of a one-time incentive program provided to distributors in China during the fourth quarter of 2025.

Net Sales— Power Solutions business by Geographic Region

We report net sales – Power Solutions business by geographic region based on the location to which the products are billed. The following table sets forth our net sales – Power Solutions business by geographic region and the percentage of total net sales – Power Solutions business represented by each geographic region for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	% of Net Sales – Power Solutions business	Amount	% of Net Sales – Power Solutions business	Change Amount
	(Dollars in millions)
Korea	$88.0	49.2%	$79.9	43.0%	$8.1
Asia Pacific (other than Korea)	82.0	45.9	98.7	53.1	(16.7)
United States	5.0	2.8	2.1	1.1	2.8
Europe	3.9	2.2	5.1	2.7	(1.2)
	$178.9	100.0%	$185.8	100.0%	$(7.0)

Net sales – Power Solutions business in Korea increased from $79.9 million for the year ended December 31, 2024 to $88.0 million for the year ended December 31, 2025, or by $8.1 million, or 10.2%, primarily due to an increased demand for power products such as low-voltage MOSFETs in communication applications, which was offset in part by a decreased revenue from the competitive pricing pressure on our older generation products in consumer applications.

Net sales— Power Solutions business in the Asia Pacific (other than Korea) decreased from $98.7 million for the year ended December 31, 2024 to $82.0 million for the year ended December 31, 2025, or by $16.7 million, or 16.9%, primarily due to a decreased revenue from the competitive pricing pressure on our older generation products in consumer and industrial applications, which was offset in part by a higher demand for low-voltage MOSFETs in communication applications.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.1 million, or 19.6% of total revenues for the year ended December 31, 2025, compared to $38.1 million, or 19.4% of total revenues for the year ended December 31, 2024. The decrease of $3.0 million, or 7.8%, was primarily attributable to a decrease in employee compensation, mainly due to the forfeiture of equity-based compensation in connection with the separation of certain executive officers, as well as a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $27.3 million, or 15.3% of total revenues, for the year ended December 31, 2025, compared to $25.0 million, or 12.7% of total revenues, for the year ended December 31, 2024. The increase of $2.3 million, or 9.1%, was primarily attributable to higher personnel costs resulting from the increased headcount in research and development, and an increase in material costs for power products based on the timing of development activities.

Early Termination and Other Charges. For the year ended December 31, 2025, we recorded $2.6 million of termination-related charges in connection with the voluntary resignation program, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. For the year ended December 31, 2024, we recorded $1.6 million of one-time cumulative financial impact in connection with certain employee benefits.

Operating Loss

As a result of the foregoing, operating loss of $35.9 million was recorded for the year ended December 31, 2025 compared to operating loss of $26.0 million the year ended December 31, 2024. As discussed above, the increase in operating loss of $9.9 million resulted primarily from a $7.3 million decrease in gross profit, a $3.3 million increase in early termination and other charges and a $2.3 million increase in research and development expenses, which was offset in part by a $3.0 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $5.4 million and $8.3 million for the years ended December 31, 2025 and 2024, respectively.

Interest Expense. Interest expense was $1.7 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the year ended December 31, 2025 was $0.3 million compared to net foreign currency loss of $16.7 million for the year ended December 31, 2024. The net foreign currency loss for the years ended December 31, 2025 and 2024 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2025 and 2024, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $75.1 million and $257.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

We reported $17.9 million net income tax benefit for the year ended December 31, 2025, which was primarily attributable to the taxable loss in our Korean subsidiary, including loss recognized in connection with the shutdown of the Display business during the second quarter of 2025.

We recorded $8.2 million net income tax benefit for the year ended December 31, 2024, which was primarily attributable to income tax benefit from our Korean subsidiary due to its net operating loss.

Loss from Continuing Operations

Loss from continuing operations for the year ended December 31, 2025 was $14.2 million compared to loss from continuing operations of $27.3 million for the year ended December 31, 2024. The $13.1 million decrease in loss from continuing operations was primarily attributable to a $16.5 million improvement in net foreign currency loss and a $9.7 million increase in income tax benefit, which was offset in part by a $9.9 million increase in operating loss and a $3.0 million decrease in interest income.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the year ended December 31, 2025 was $15.5 million compared to loss from discontinued operations, net of tax of $27.0 million for the year ended December 31, 2024. The $11.5 million improvement in loss from discontinued operations, net of tax primarily resulted from a $14.5 million improvement in operating loss, which was offset in part by a $3.2 million decrease in income tax benefit.

Net Loss

As a result of the foregoing, a net loss of $29.7 million was recorded for the year ended December 31, 2025 compared to a net loss of $54.3 million for the year ended December 31, 2024. As discussed above, the improvement in net loss of $24.6 million primarily resulted from a $13.1 million decrease in loss from continuing operations and an $11.5 million decrease in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2025, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. Effective November 1, 2025, the service term was adjusted, extending the remaining service period through 2038. As of December 31, 2025, the outstanding obligation of this arrangement is approximately $47.1 million for remaining service term through 2038.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $27.9 million based on the KRW/USD exchange rate of 1,434.9:1 as of December 31, 2025 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 (approximately $16.7 million in the aggregate based on the KRW/USD exchange rate of 1,434.9:1 as of December 31, 2025, as quoted by KEB Hana Bank). The CAPEX Loans require monthly interest-only payments, with principal repayments deferred for an initial two-year period and amortized over the subsequent eight years, and matures on June 26, 2035.

As of December 31, 2025, cash and cash equivalents held by MSK were $95.6 million, which represents 92% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.

Year ended December 31, 2025 compared to year ended December 31, 2024

As of December 31, 2025, our cash and cash equivalents balance was $103.8 million, a $34.9 million decrease compared to $138.6 million as of December 31, 2024.

Cash outflow used in operating activities totaled $24.2 million for the year ended December 31, 2025, compared to $6.1 million of cash outflow used in operating activities for the year ended December 31, 2024. The net operating cash outflow for the year ended December 31, 2025 reflects our net loss of $29.7 million, as adjusted favorably by $23.4 million, which mainly consisted of depreciation and amortization, provision for severance benefits, provision for inventory reserves, foreign currency gain or loss and stock-based compensation, and net unfavorable impact of $17.9 million from changes in operating assets and liabilities.

Our working capital balance as of December 31, 2025 was $133.4 million compared to $173.0 million as of December 31, 2024. The decrease in working capital was primarily attributable to a $34.9 million decrease in cash and cash equivalents, driven mainly by severance and other employee-related costs incurred in connection with the liquidation of MMS and the voluntary resignation program implemented in the third quarter of 2025, as well as ongoing capital expenditures.

Cash outflow used in investing activities totaled $24.4 million for the year ended December 31, 2025, compared to a $11.7 million of cash outflow used in investing activities for the year ended December 31, 2024. The $12.8 million increase in cash outflow was primarily attributable to an $18.4 million increase in purchases of property, plant and equipment, which was offset in part by a $2.7 million increase in net collection of guarantee deposits and a $2.1 million net decrease in hedge collateral.

Cash inflow provided by financing activities totaled $12.0 million for the year ended December 31, 2025, compared to $16.6 million of cash inflow provided by financing activities for the year ended December 31, 2024. The financing cash inflow for the year ended December 31, 2025 was primarily attributable to the $17.0 million of proceeds received from the CAPEX Loans with KDB, which was offset in part by a payment of $3.7 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the year ended December 31, 2024 was primarily attributable to the $30.1 million of proceeds received from the Term Loan with KDB, which was offset in part by a payment of $12.3 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

See “Note 2. Discontinued Operations” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding cash flow related to discontinued operation.

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the year ended December 31, 2025, capital expenditures for property, plant and equipment were $30.0 million, an $18.4 million, or 158.6%, increase from $11.6 million for the year ended December 31, 2024.

Of the $30.0 million incurred in 2025, approximately $21.4 million was related to investments to upgrade our fabrication facility located in Gumi, Korea. Of these upgrade-related capital expenditures, $17.0 million was funded under the $26.5 million Equipment Financing Credit Agreement, which is specifically designated for equipment purchases or upgrades in our Gumi fabrication facility. These investments to upgrade the Gumi fabrication facility are expected to support the development of new generation products, and upgrade new tools to optimize product mix and improve gross profit margin in the future periods.

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

The gross amount of inventory reserves charged to cost of sales totaled $7.8 million and $7.0 million in the fiscal years ended December 31, 2025 and 2024, respectively. The new cost base related to the sale of inventory that was previously written down totaled $5.0 million and $7.6 million in the fiscal years ended December 31, 2025 and 2024, respectively.

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

Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and valuation allowance recorded against our net deferred tax assets. We record a valuation allowance when it is determined that it is more likely than not that a deferred tax asset will not be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, we consider all available positive and negative evidence, including sales forecast, projected future taxable income, tax planning strategies, and the expected timing of the reversals of existing temporary differences on a jurisdictional basis. Based on the assessment, we have recorded a full valuation allowance against Chinese, Dutch and Luxembourg entities. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Magnachip Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Magnachip Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of deferred tax assets
Description of the Matter

The Company recognized total deferred tax assets of $170.9 million and a valuation allowance of $97.6 million, as of December 31, 2025. As described in Notes 1 and 17 to the consolidated financial statements, management’s assessment of the realizability of deferred tax assets depends on the Company’s ability to generate future taxable income.

Auditing management’s evaluation of whether it is more likely than not that all or some portion of the deferred tax assets will not be realized involved especially complex and subjective auditor judgment in assessing significant assumptions used in the forecast of future taxable income, such as sales forecasts and the timing of reversals of existing temporary differences.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process to assess the realizability of deferred tax assets, including controls over developing and reviewing the significant assumptions used in its forecasts described above.

To test the evaluation of realizability of deferred tax assets, our audit procedures included, among others, evaluating the reasonableness of significant assumptions underlying its forecast. Specifically, we compared the future sales volume to historical performance trends and available external market outlook information and evaluated the average selling prices by analyzing historical price increases and decreases by product group and benchmarking such trends against industry pricing developments. We also performed sensitivity analyses to assess the impact of potential changes in sales forecast on the forecast of future taxable income. We clerically tested the Company's schedule of the reversal of temporary differences, and with the assistance of our tax subject matter professionals, we evaluated the timing of the reversal of the temporary differences into taxable income, application of relevant tax laws, and the impact of these assumptions on the realizability of deferred tax assets.

/s/ Ernst & Young Han Young

Seoul, Republic of Korea

March 16, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of

Magnachip Semiconductor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Magnachip Semiconductor Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Magnachip Semiconductor Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year then ended, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young Han Young

Seoul, Republic of Korea

March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Magnachip Semiconductor Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Magnachip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

March 14, 2025, except for the effects of discontinued operations discussed in Note 2 to the consolidated financial statements, as to which the date is March 16, 2026

We served as the Company's auditor from 2004 to 2024.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$103,756	$138,610
Accounts receivable, net	26,022	28,402
Inventories, net	34,151	30,535
Other receivables	2,882	4,444
Prepaid expenses	5,062	10,379
Hedge collateral (Note 10)	1,200	2,080
Other current assets (Note 1)	3,782	4,779
Total current assets	176,855	219,229
Property, plant and equipment, net	100,204	81,463
Operating lease right-of-use assets	2,070	3,107
Intangible assets, net	454	507
Long-term prepaid expenses	584	165
Deferred income taxes (Note 17)	64,248	52,889
Other non-current assets	7,114	21,956
Total assets	$351,529	$379,316
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,848	$21,642
Other accounts payable	11,444	10,764
Accrued expenses	6,929	8,648
Accrued income taxes	81	56
Operating lease liabilities	1,427	1,393
Other current liabilities (Note 1)	2,681	3,765
Total current liabilities	43,410	46,268
Long-term borrowings	44,599	27,211
Accrued severance benefits, net	11,502	17,094
Non-current operating lease liabilities	690	1,823
Other non-current liabilities	3,078	10,123
Total liabilities	103,279	102,519
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 58,027,696 shares issued and 36,219,100 outstanding at December 31, 2025 and 57,498,507 shares issued and 36,912,118 outstanding at December 31, 2024	579	574
Additional paid-in capital	281,537	279,423
Retained earnings	214,852	244,576
Treasury stock, 21,808,596 shares at December 31, 2025 and 20,586,389 shares at December 31, 2024, respectively	(229,910)	(225,883)
Accumulated other comprehensive loss	(18,808)	(21,893)
Total stockholders’ equity	248,250	276,797
Total liabilities and stockholders’ equity	$351,529	$379,316

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales— Power Solutions business	$178,860	$185,828
Net sales—transitional Fab 3 foundry services	—	10,597
Total revenues	178,860	196,425
Cost of sales:
Cost of sales— Power Solutions business	147,467	145,884
Cost of sales—transitional Fab 3 foundry services	—	11,814
Total cost of sales	147,467	157,698
Gross profit	31,393	38,727
Operating expenses:
Selling, general and administrative expenses	35,116	38,099
Research and development expenses	27,297	25,012
Early termination and other charges	4,840	1,589
Total operating expenses	67,253	64,700
Operating loss:	(35,860)	(25,973)
Interest income	5,363	8,320
Interest expense	(1,658)	(1,601)
Foreign currency loss, net	(281)	(16,740)
Other income, net	298	485
Loss from continuing operations before income tax benefit, net	(32,138)	(35,509)
Income tax benefit, net	(17,889)	(8,199)
Loss from continuing operations	$(14,249)	$(27,310)
Loss from discontinued operations, net of tax	(15,475)	(26,998)
Net loss	$(29,724)	$(54,308)
Basic loss per common share—
Continuing operations	$(0.39)	$(0.72)
Discontinued operations	$(0.43)	$(0.72)
Total	$(0.82)	$(1.44)
Diluted loss per common share—
Continuing operations	$(0.39)	$(0.72)
Discontinued operations	$(0.43)	$(0.72)
Total	$(0.82)	$(1.44)
Weighted average number of shares—
Basic	36,218,138	37,774,280
Diluted	36,218,138	37,774,280

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024
	(In thousands of U.S. dollars)
Net loss	$(29,724)	$(54,308)
Other comprehensive loss (Note 19)
Foreign currency translation adjustments	2,834	(5,579)
Derivatives adjustments	251	(1,657)
Total other comprehensive income (loss)	3,085	(7,236)
Total comprehensive loss	$(26,639)	$(61,544)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
(In thousands of U.S. dollars, except share data)	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance at December 31, 2023	38,852,742	$569	$273,256	$298,884	$(213,454)	$(14,657)	$344,598
Stock-based compensation	—	—	6,214	—	—	—	6,214
Settlement of restricted stock units	527,113	5	(47)	—	—	—	(42)
Acquisition of treasury stock	(2,467,737)	—	—	—	(12,429)	—	(12,429)
Other comprehensive loss, net	—	—	—	—	—	(7,236)	(7,236)
Net loss	—	—	—	(54,308)	—	—	(54,308)
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	2,180	—	—	—	2,180
Settlement of restricted stock units	529,189	5	(66)	—	—	—	(61)
Acquisition of treasury stock	(1,222,207)	—	—	—	(4,027)	—	(4,027)
Other comprehensive income, net	—	—	—	—	—	3,085	3,085
Net loss	—	—	—	(29,724)	—	—	(29,724)
Balance at December 31, 2025	36,219,100	$579	$281,537	$214,852	$(229,910)	$(18,808)	$248,250

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(29,724)	$(54,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,961	16,161
Provision for severance benefits	3,639	8,020
Loss (gain) on foreign currency, net	(847)	32,851
Provision (reversal) for inventory reserves	2,871	(529)
Stock-based compensation	2,180	6,214
Impairment charges	12,424	4,637
Deferred income taxes	(10,120)	(7,034)
Others, net	325	799
Changes in operating assets and liabilities
Accounts receivable, net	(2,990)	2,719
Inventories	(5,803)	(1,583)
Other receivables	(210)	(115)
Prepaid expenses	6,981	8,877
Other current assets	2,915	1,753
Accounts payable	4,248	(1,971)
Other accounts payable	(8,993)	(14,160)
Accrued expenses	(2,662)	(607)
Accrued income taxes	23	(1,432)
Deferred revenue	(494)	(305)
Other current liabilities	(345)	(856)
Other non-current liabilities	(185)	(335)
Contributions to severance insurance deposit accounts	3,785	(2,383)
Payment of severance benefits	(13,567)	(2,407)
Others, net	(620)	(139)
Net cash used in operating activities	(24,208)	(6,133)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	4,159	627
Payment of hedge collateral	(3,159)	(1,706)
Proceeds from disposal of plant, property and equipment	565	—
Purchase of property, plant and equipment	(29,992)	(11,600)
Payment for intellectual property registration	(207)	(316)
Collection of guarantee deposits	4,380	3,535
Payment of guarantee deposits	(355)	(2,175)
Collection of short-term financial instruments	—	30,000
Purchase of short-term financial instruments	—	(30,000)
Others, net	180	(37)
Net cash used in investing activities	(24,429)	(11,672)
Cash flows from financing activities
Proceeds from long-term borrowings	17,016	30,059
Acquisition of treasury stock	(4,381)	(12,891)
Repayment of financing related to water treatment facility arrangement	(452)	(472)
Repayment of principal portion of finance lease liabilities	(161)	(139)
Net cash provided by financing activities	12,022	16,557
Effect of exchange rates on cash and cash equivalents	1,761	(18,234)
Net decrease in cash and cash equivalents	(34,854)	(19,482)
Cash and cash equivalents at beginning of period	138,610	158,092
Cash and cash equivalents at end of period	$103,756	$138,610
Supplemental cash flow information
Cash paid for interest on long-term borrowings	$1,253	$966
Cash paid for income taxes, net	$1,926	$1,339
Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$2,407	$369
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$217	$451

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

The Company develops and manufactures Power discrete ("Power Analog Solutions") products and develops Power integrated circuit (“IC”) products. Power Analog Solutions products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop personal computers (“PCs”), notebook PCs, tablet PCs, home appliance, other consumer electronics, automotive and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives. Power IC products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and others consumer electronics, as well as automotive applications.

In 2024, the Power IC business was operated by Magnachip Mixed-Signal, Ltd. (“MMS”), which later transferred the business to Magnachip Semiconductor, Ltd. (“MSK”) effective January 1, 2025, pursuant to an intercompany business transfer agreement executed between MMS and MSK. The transfer was based on the mutual understanding that consolidating the Power Analog Solutions and Power IC businesses under a single company would create a more effective framework for expanding and strengthening the Company’s business for Power products.

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations, reflecting the shutdown of the Display business and transition into a pure-play Power company. The assets and liabilities related to the discontinued Display business have not been reclassified on the consolidated balance sheets as of December 31, 2025. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations. See Note 2 “Discontinued Operations” for additional information.

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

Discontinued Operations

The Company reports the results of operations of a business as discontinued operations when a disposal represents a strategic shift, including a disposal of a component of an entity, that has or will have a major effect on the Company’s operations and financial results, in accordance with Accounting Standards Codification (“ASC”) 205-20, “Presentation of Financial Statements—Discontinued Operations.” A business may qualify for discontinued operations presentation upon disposal by sale, abandonment, or other means when the applicable criteria are met. The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations for all periods presented beginning in the period in which the business meets the classification criteria.

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

Advances to Suppliers

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to meet its planned production. The Company recorded advances of $512 thousand and $2,294 thousand as other current assets as of December 31, 2025 and 2024, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as set forth below.

Buildings	30 – 40 years
Building related structures	10 – 20 years
Machinery and equipment	10 – 12 years
Others	3 – 10 years

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

Level 2—Inputs (other than quoted market prices included in Level 1) are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are either directly or indirectly observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount future amounts to present value using market-based observable inputs, including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies.

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

Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2025, 97% of all employees of the Company were eligible for severance benefits.

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

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and related revenue is presented in the consolidated statements of operations on a net basis.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $649 thousand and $635 thousand for the years ended December 31, 2025 and 2024, respectively.

The Company recorded deferred revenue of $741 thousand and $1,120 thousand as other current liabilities as of December 31, 2024 and 2023, respectively. Of the recorded deferred revenue, $712 thousand and $1,032 thousand were recognized as revenue during the years ended December 31, 2025 and 2024, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $34 thousand and $27 thousand for the years ended December 31, 2025 and 2024, respectively.

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

Licensed Patents and Technologies

The Company has entered into a number of royalty agreements to license patents and technology used in the design of its products. The Company carries two types of royalties: lump-sum and running basis. Lump-sum royalties, which require initial payments, usually paid in installments, represent a non-refundable commitment, such that the total present value of these payments is recorded on the consolidated balance sheet as a prepaid expense for the current portion and other non-current assets for the non-current portion, and the related liabilities are recorded as other non-current liabilities upon execution of the agreements and the costs are amortized over the contract period using the straight-line method and charged to research and development expenses in the consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires management to weigh all available positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including sales forecast, historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. It requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See “Note 17. Income Taxes” to these consolidated financial statements below for more information.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

2.
Discontinued Operations

On March 7, 2025, the Company’s Board of Directors authorized a strategy to transition to a pure-play Power company, focusing future investments on the Power Analog Solutions and Power IC businesses. In connection with this strategy, the Company evaluated various strategic alternatives for its Display business, including a sale, merger, joint venture, licensing, or wind-down; however, the Company was unable to complete a transaction on terms that the Company’s Board of Directors believed were in the best interests of the Company and its stockholders.

Accordingly, on April 6, 2025, the Company’s Board of Directors unanimously approved the decision to shut down the Company’s Display business (the “Discontinued Business”), including the liquidation of MMS, the Company’s indirect wholly owned subsidiary that operated the Display business. As a result, the Display business qualifies as a discontinued operation in accordance with ASC 205-20.

The following table summarizes the results from discontinued operations, net of tax, for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net sales	$30,673	$35,312
Cost of sales	17,444	22,124
Gross profit	13,229	13,188
Operating expenses:
Selling, general and administrative expenses	1,715	8,999
Research and development expenses	9,720	26,182
Early termination charges	1,561	—
Impairment and other charges	12,764	5,065
Total operating expenses	25,760	40,246
Operating loss from discontinued operations	(12,531)	(27,058)
Interest income	214	451
Interest expense	(290)	(368)
Foreign currency loss, net	(244)	(159)
Other income, net	390	—
Loss from discontinued operations before income tax expense (benefit), net	(12,461)	(27,134)
Income tax expense (benefit), net	3,014	(136)
Loss from discontinued operations, net of tax	$(15,475)	$(26,998)

In accordance with ASC 360-10, the Company evaluates impairment of long-lived assets at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

For the year ended December 31, 2024, the Company performed a recoverability test for the Display business asset group by comparing the carrying amount of the asset group to its estimated future undiscounted pre-tax cash flows over the remaining useful life of the primary long-lived assets. Based on this analysis, the Company concluded that the carrying value of the Display business asset group was not fully recoverable and determined its fair value using the discounted cash flow (“DCF”) method. As a result, the Company recognized an impairment charge of $4,637 thousand, which was included in impairment and other charges in the consolidated statements of operations for the year ended December 31, 2024.

For the year ended December 31, 2025, in connection with the shutdown of the Display business, the Company recognized additional impairment charges of $12,424 thousand, primarily related to certain design tool software contracts. The Display business, for which the impairment charges were recognized in 2024 and 2025, was classified as discontinued operations during the year ended December 31, 2025.

In connection with the liquidation of MMS, the Company paid $6,506 thousand of statutory severance and other employee-related costs in the second quarter of 2025, of which the statutory severance required by law had been previously accrued in our consolidated financial statements.

The following table presents the major classes of assets and liabilities of the discontinued operations that were included in the consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net	$2,689	$4,797
Inventories, net	2,252	3,698
Accrued severance benefits, net	24	4,308

The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Year Ended December 31,
	2025	2024
Significant non-cash operating activities:
Depreciation and amortization	$381	$1,723
Provision for severance benefits	(219)	1,806
Stock-based compensation	(353)	917
Impairment charges	12,424	4,637
Investing activities:
Capital expenditures	$(99)	$(2,747)

Although the Company has discontinued our Display business, certain limited activities remain solely for the purpose of completing the orderly wind-down of operations and fulfilling pre-existing customer obligations, including the sale of “end of life” (“EOL”) Display products, which is being conducted by MSK. A small team has been retained exclusively to facilitate these wind-down activities.

As such, the result of these limited ongoing activities do not qualify for presentation as part of continuing operations and are instead presented as part of discontinued operations. The following table presents the revenue, gross profit and operating expenses related to the Company’s continuing involvement with the Discontinued Business for the period presented (in thousands):

Year Ended December 31, 2025
Net sales	$15,705
Gross profit	7,383
Operating expenses	774

3.
Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

As of December 31, 2025, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2025	Fair Value Measurement December 31, 2025	Quoted Prices in Active Markets for Identical Asset/Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$3	$3	—	$3	—
Liabilities:
Derivative liabilities (other current liabilities)	$1,644	$1,644	—	$1,644	—
Derivative liabilities (other non-current liabilities)	$126	$126	—	$126	—

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

Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, the fair value of which approximates carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs. The carrying value of the Company’s outstanding Term Loan and CAPEX Loan approximates its fair value because its interest rate reflects the market rate for the respective periods. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. For the year ended December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis. For the year ended December 31, 2024, the Company remeasured the fair value of certain tangible and intangible assets in connection with the impairment assessment of its Display business, which was classified as discontinued operations in the current year.

4.
Accounts Receivable

Accounts receivable as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$26,327	$28,818
Notes receivable	56	77
Less:
Allowance for credit losses	(70)	(68)
Sales return reserves	(291)	(425)
Accounts receivable, net	$26,022	$28,402

Changes in allowance for credit losses for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$(68)	$(78)
Provision	—	(4)
Write off	—	4
Translation adjustments	(2)	10
Ending balance	$(70)	$(68)

Changes in sales return reserves for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$(425)	$(348)
Provision	(106)	(142)
Usage	247	—
Translation adjustments	(7)	65
Ending balance	$(291)	$(425)

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

5.
Inventories

Inventories as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$7,542	$7,802
Semi-finished goods and work-in-process	29,245	26,797
Raw materials	4,198	3,607
Materials in-transit	—	61
Less: inventory reserve	(6,834)	(7,732)
Inventories, net	$34,151	$30,535

Changes in inventory reserve for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$(7,732)	$(10,599)
Change in reserve
Inventory reserve charged to costs of sales	(7,827)	(6,979)
Sale of previously reserved inventory	4,956	7,610
	(2,871)	631
Write off	4,029	1,222
Translation adjustments	(260)	1,014
Ending balance	$(6,834)	$(7,732)

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

6.
Property, Plant and Equipment

Property, plant and equipment as of December 31, 2025 and 2024 are comprised of the following (in thousands):

	December 31,
	2025	2024
Buildings and related structures	$24,371	$21,873
Machinery and equipment	137,024	126,971
Finance lease right-of-use assets	495	606
Others	32,342	33,274
	194,232	182,724
Less: accumulated depreciation	(128,171)	(115,236)
Land	11,679	11,237
Construction in progress	22,464	2,738
Property, plant and equipment, net	$100,204	$81,463

Aggregate depreciation expenses associated with continuing operations totaled $12,332 thousand and $14,133 thousand for the years ended December 31, 2025 and 2024, respectively.

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

On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK amended the Kun-Pledge Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility in Gumi, Korea.

See “Note 11. Long-Term Borrowings” to these consolidated financial statements below for more information regarding the Loan Agreement and Equipment Financing Credit Agreement.

7.
Intangible Assets

Intangible assets as of December 31, 2025 and 2024 are comprised of the following (in thousands):

	December 31, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,672	$(7,218)	$454
Intangible assets	$7,672	$(7,218)	$454

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,599	$(7,092)	$507
Intangible assets	$7,599	$(7,092)	$507

Aggregate amortization expense associated with continuing operations for intangible assets totaled $248 thousand and $305 thousand for the years ended December 31, 2025 and 2024, respectively.

The aggregate amortization expense associated with continuing operations of intangible assets for the next five years are estimated to be $148 thousand, $86 thousand, $56 thousand, $32 thousand and $16 thousand for the years ended December 31, 2026, 2027, 2028, 2029 and 2030, respectively.

8.
Leases

The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.

The tables below present financial information related to the Company’s leases.

Supplemental balance sheets information related to leases as of December 31, 2025 and 2024 are as follows (in thousands):

		December 31,
Leases	Classification	2025	2024
Assets
Operating lease	Operating lease right-of-use assets	$2,070	$3,107
Finance lease	Property, plant and equipment, net	217	390
Total lease assets		$2,287	$3,497
Liabilities
Current
Operating lease	Operating lease liabilities	$1,427	$1,393
Finance lease	Other current liabilities	130	153
Non-current
Operating lease	Non-current operating lease liabilities	690	1,823
Finance lease	Other non-current liabilities	128	294
Total lease liabilities		$2,375	$3,663

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	1.5 years	2.5 years
Finance leases	2.1 years	2.9 years
Weighted average discount rate
Operating leases	6.5%	6.8%
Finance leases	7.0%	7.1%

The components of lease cost from continuing operations included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,781	$1,868
Finance lease cost
Amortization of right-of-use assets	144	138
Interest on lease liabilities	26	35
Total lease cost	$1,951	$2,041

The above table does not include an immaterial cost of short-term leases for the years ended December 31, 2025 and 2024.

Other lease information associated with continuing operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,844	$1,913
Operating cash flows from finance leases	26	35
Financing cash flows from finance leases	154	140

Non-cash transaction amounts of lease liabilities arising from obtaining right-of-use assets were $1,225 thousand and $959 thousand for the years ended December 31, 2025 and 2024, respectively.

The aggregate future lease payments for operating and finance leases as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$1,520	$144
2027	701	110
2028	9	22
2029	—	2
Total future lease payments	2,230	278
Less: Imputed interest	(113)	(20)
Present value of future payments	$2,117	$258

9.
Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 are comprised of the following (in thousands):

	December 31,
	2025	2024
Payroll, benefits and related taxes, excluding severance benefits	$4,999	$5,518
Withholding tax attributable to intercompany interest income	7	1,419
Outside service fees	841	1,221
Others	1,082	490
Accrued expenses	$6,929	$8,648

10.
Derivative Financial Instruments

The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of December 31, 2025 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
February 03, 2025	Zero cost collar	$9,000	January 2026 to March 2026
July 10, 2025	Zero cost collar	$9,000	April 2026 to June 2026
July 17, 2025	Zero cost collar	$9,000	July 2026 to September 2026
September 30, 2025	Zero cost collar	$27,000	January 2026 to December 2026
November 07, 2025	Zero cost collar	$42,000	April 2026 to June 2027

Details of derivative contracts as of December 31, 2024 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
April 05, 2024	Zero cost collar	$9,000	January 2025 to March 2025
July 09, 2024	Zero cost collar	$18,000	April 2025 to September 2025
October 17, 2024	Zero cost collar	$9,000	October 2025 to December 2025

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments:		2025	2024
Asset Derivatives:
Zero cost collars	Other current assets	$3	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,644	$1,956
Zero cost collars	Other non-current liabilities	$126	$—

Offsetting of derivative assets and liabilities as of December 31, 2025 are as follows (in thousands):

	Gross amounts of	Gross amounts	Net amounts of assets/liabilities	Gross amounts not offset in the balance sheets
As of December 31, 2025	recognized assets/liabilities	offset in the balance sheets	presented in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Asset Derivatives:
Zero cost collars	$3	$—	$3	$—	$—	$3
Liability Derivatives:
Zero cost collars	$1,770	$—	$1,770	$—	$(1,200)	$570

Offsetting of derivative liabilities as of December 31, 2024 are as follows (in thousands):

	Gross amounts of	Gross amounts	Net amounts of liabilities	Gross amounts not offset in the balance sheets
As of December 31, 2024	recognized liabilities	offset in the balance sheets	presented in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Liability Derivatives:
Zero cost collars	$1,956	$—	$1,956	$—	$(1,080)	$876

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	2025	2024		2025	2024		2025	2024
Zero cost collars	$(748)	$(2,988)	Net sales	$(1,042)	$(868)	Other income, net	$(43)	$77

As of December 31, 2025, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $664 thousand.

The Company set aside cash deposits to the counterparty, Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. This cash deposit is recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
Counterparty	2025	2024
SC	$—	$1,000
Total	$—	$1,000

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for any exposure in excess of $500 thousand, and $1,200 thousand and $1,080 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, approximately $27,877 thousand aggregate principal amount of the Term Loan was outstanding, bearing interest at a variable rate of 3.78% per annum as of that date.

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

The Equipment Financing Credit Agreement provides for loans for MSK’s capital expenditures (the “CAPEX Loans”) up to an aggregate of KRW 38,000,000,000 ($26,523 thousand based on the KRW/USD exchange rate of 1,432.7:1 as of December 16, 2024 as quoted by KEB Hana Bank), which have been and will be funded directly to capital expenditure supply vendors by KDB upon the submission of a request form by MSK with the necessary evidence such as purchase agreement, invoice and other documentation, as applicable.

The CAPEX Loans bear interest at a fixed rate quoted by the treasury bond market yield (a six-year Korea treasury bill rate). CAPEX Loans mature in ten years from the initial loan disbursement date (the “Maturity Date”), with an initial two-year (measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by eight years of amortizing payments where the principal is repaid in equal installments every three months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 (approximately $16,722 thousand in the aggregate based on the KRW/USD exchange rate of 1,434.9:1 as of December 31, 2025, as quoted by KEB Hana Bank). The CAPEX Loans bear a weighted average interest rate of 2.91% per annum and mature on June 26, 2035.

As of December 31, 2025, the aggregate principal amount outstanding under the CAPEX Loans was approximately $16,722 thousand, and the scheduled principal repayment amounts are as following (in thousands):

Principal Repayments
2026	$—
2027	$1,045
2028	$2,090
2029	$2,090
2030	$2,090
2031 – 2035	$9,407

12.
Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2025, 97% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$45,594	$45,932
Provisions	3,639	8,020
Severance payments	(13,567)	(2,407)
Translation adjustments	1,394	(5,951)
	37,060	45,594
Less: Cumulative contributions to severance insurance deposit accounts	(25,542)	(28,476)
The National Pension Fund	(16)	(24)
Accrued severance benefits, net	$11,502	$17,094

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

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance Benefit
2026	$96
2027	$394
2028	$—
2029	$1,710
2030	$2,204
2031 – 2036	$15,866

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
Stock Repurchases

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

From January 2025 to December 2025, the Company repurchased 1,093,748 shares of its common stock in the open market for an aggregate purchase price of $3.6 million and a weighted average price per share of $3.33 under the stock repurchase program.

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

Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant. As of December 31, 2025 an aggregate maximum of 13,342,919 shares were authorized and 1,748,942 shares were reserved for all future grants.

Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan and 2020 Plan. Stock options typically vest over one to three years following grant, subject to the participant’s continued service through the applicable vesting dates. As of December 31, 2025, no stock options or stock appreciation rights had been granted under 2020 Plan.

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

The following summarizes restricted stock unit activities for the year ended December 31, 2025.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2025	1,953,742	$7.01
Granted	1,497,586	3.43
Vested	(529,189)	5.42
Forfeited	(1,269,042)	5.22
Outstanding at December 31, 2025	1,653,097	$5.65

Total compensation expenses recorded for the restricted stock units associated with continuing operations were $2,533 thousand and $5,297 thousand for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $2,481 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 1.1 year. Total fair value of restricted stock units vested were $2,867 thousand and $4,603 thousand for the years ended December 31, 2025 and 2024, respectively.

The following summarizes stock option activities for the year ended December 31, 2025. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2024	728,792	$7.19	$—	1.1 years
Expired	(274,129)	$7.73	—	—
Forfeited	(52,036)	$6.53	—	—
Outstanding at December 31, 2025	402,627	$6.91	$—	0.5 years
Vested and Exercisable at December 31, 2025	402,627	$6.91	$—	0.5 years

There were no compensation expenses recorded for the stock options for the years ended December 31, 2025 and 2024.

15.
Early Termination and Other Charges

As of August 1, 2025, the Company implemented a voluntary resignation program (the “Program”) as part of its cost reduction initiatives to better align its spending level with a strategic focus on becoming a pure-play Power company. The shutdown of the Display business resulted in certain shared function positions becoming redundant, as those functions had supported both the Display and Power businesses. Under the Program, the Company recorded termination-related charges of $2,599 thousand in its consolidated statements of operations, classified as “early termination and other charges” for the year ended December 31, 2025.

In addition, for the year ended December 31, 2025, the Company recorded $1,745 thousand of certain executive separation benefits and $496 thousand of one-time employee incentives, which were also classified as “early termination and other charges” in the consolidated statements of operations.

For the year ended December 31, 2024, the Company recorded $1,589 thousand of one-time cumulative financial impact in connection with certain employee benefits, which was classified as “early termination and other charges” in the consolidated statements of operations.

16.
Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to MSK, the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2025 and 2024, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $75,063 thousand and $257,670 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,434.9:1 and 1,470.0:1 using the first base rate as of December 31, 2025 and 2024, respectively, as quoted by the KEB Hana Bank.

17.
Income Taxes

The Company’s income tax expense (benefit) is composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) before income tax expense (benefit) is generated or incurred in the United States, where the parent company resides.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Income (loss) before income tax expense (benefit)
Domestic	$14,941	$(10,955)
Foreign	(47,079)	(24,554)
	(32,138)	(35,509)
Current income tax expense (benefit)
Domestic	(0)	—
Foreign	(2,740)	184
Uncertain tax position liability (foreign)	10	(3)
	(2,730)	181
Deferred income tax expense (benefit)
Domestic	834	(1,340)
Foreign	(15,993)	(7,040)
	(15,159)	(8,380)
Total income tax benefit	$(17,889)	$(8,199)

The provision for domestic and foreign income taxes (benefit) incurred is different from the amount calculated by applying the statutory tax rate to the income (loss) before income tax benefit. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(6,749)	21.0%
Domestic federal
Tax credits	—	—
Non-taxable and non-deductible items
Permanent foreign currency gain (loss)	(3,619)	11.26
Others	(62)	0.19
Cross-border tax laws
Subpart F income	98	(0.31)
Changes in tax laws or rates enacted in the current period	—	—
Change in valuation allowance	1,279	(3.98)
State income taxes, net of federal effect	—	—
Foreign tax effect
Korea
Statutory tax rate difference between Korea and United States	(8,499)	26.45
Enacted changes in tax laws or rates	(3,912)	12.17
Tax credits claimed	(743)	2.31
R&D credit refund	(1,637)	5.09
Others	253	(0.78)
Netherlands
Statutory tax rate difference between Netherlands and United States	(694)	2.16
TPECs, hybrid and other interest	(2,458)	7.65
Permanent foreign currency gain (loss)	6,317	(19.65)
Change in valuation allowance	7,819	(24.33)
Intercompany debt restructuring	—	—
Outside basis difference	(4,408)	13.72
Withholding tax	(1,372)	4.27
Others	320	(1.00)
Luxembourg
Permanent foreign currency gain (loss)	(2,710)	8.43
Change in valuation allowance	2,231	(6.94)
TPECs, hybrid and other interest	986	(3.06)
Others	(267)	0.83
Other foreign jurisdictions	(62)	0.18
Changes in unrecognized tax benefits	—	—
Income tax benefit	$(17,889)	55.66%

Year Ended December 31, 2024
Provision computed at statutory rates	$(7,463)
Change in statutory tax rates	(2,329)
Difference in foreign tax rates	1,936
Permanent differences
Derivative assets/liabilities adjustment	(6)
TPECs, hybrid and other interest	1,262
Equity-based compensation	(61)
Permanent foreign currency loss	(1,113)
Penalty	77
Subpart F income	624
Intercompany debt restructuring	3,125
Other permanent differences	(145)
Withholding tax	(172)
Change in valuation allowance	(3,619)
Tax credits claimed	(630)
Uncertain tax positions liability	(3)
Change in net operating loss carry-forwards	19
Foreign local taxes	42
Others	257
Income tax benefit	$(8,199)

For the year ended December 31, 2025, the Korean permanent tax benefit of $8,499 thousand was related to the difference in statutory tax rates between Korea and the United States. The Dutch permanent tax expense of $6,317 thousand pertained to a foreign currency gain primarily derived from the unrealized foreign translation gain related to the intercompany loan granted to the Dutch subsidiary by the U.S. parent company.

For the year ended December 31, 2024, the permanent tax expense of $3,125 thousand related to intercompany debt restructuring recorded for the year ended December 31, 2024 was derived from the waiver and release of unpaid interests of the intercompany loans granted to the Company’s Korean subsidiary by the Dutch subsidiary. In connection with the waiver of unpaid interests, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $172 thousand.

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Inventory reserves	$1,509	$1,090
Accrued expenses	1,069	1,202
Property, plant and equipment	2,191	2,593
Accumulated severance benefits	8,128	8,024
Operating lease right-of-use liabilities	460	740
Foreign currency translation loss	362	24,271
NOL carry-forwards	126,147	96,358
Tax credit carry-forwards	16,379	15,149
Other long-term payable	851	2,205
Interest expense deduction limitation	—	3,150
Derivative liabilities	401	434
Outside basis difference	10,530	—
Others	2,826	8,905
Total deferred tax assets	170,853	164,121
Less: Valuation allowance	(97,631)	(81,653)
	73,222	82,468
Deferred tax liabilities
Prepaid expense	577	1,741
Severance benefit deposits	5,406	5,274
Operating lease right-of-use assets	444	715
Foreign currency translation gain	2,435	13,090
Others	151	8,870
Total deferred tax liabilities	9,013	29,690
Net deferred tax assets	$64,209	$52,778

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

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$81,653	$87,201
Addition	11,708	—
NOL/ tax credit claimed/expired	(5,881)	(38)
Translation adjustments	10,151	(5,510)
Ending balance	$97,631	$81,653

As of December 31, 2025 and 2024, respectively, the Company recorded a valuation allowance of $97,631 thousand and $81,653 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries.

The Company has recorded a full valuation allowance against certain foreign subsidiaries’ deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. The valuation allowances at December 31, 2025 and 2024 were primarily attributable to its Luxembourg subsidiary.

The net operating loss carry-forwards balance as of December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
NOL carry-forwards	$544,010	$418,102

As of December 31, 2025, the Company had $544,010 thousand of net operating loss carry-forwards available to offset future taxable income, of which $300,051 thousand is associated with the Company’s Luxembourg subsidiary, mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Of the $300,051 thousand net operating loss carry-forwards, $290,352 thousand is carried forward indefinitely and the remaining $9,699 thousand expires from 2034 through 2042. The net operating loss carry-forwards retained by the Company’s U.S. parent amounts to $55,686 thousand, $5,309 thousand is carried forward indefinitely and the remaining $50,377 thousand expires at various dates through 2037. The net operating loss carry-forwards retained by the Company’s Korean subsidiary amounts to $185,997 thousand, in which $60,274 expires in 2038, $15,781 expires in 2039, and the remaining $109,942 expires in 2040.

The Company did not utilize net operating loss for the year ended December 31, 2025, but utilized net operating loss of $402 thousand for the year ended December 31, 2024. The Company also has Dutch tax credit carry-forwards of approximately $14,696 thousand as of December 31, 2025. The Dutch tax credits are carried forward to be used for an indefinite period of time.

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, and the U.S. and in various other jurisdictions. The Company is subject to income- or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

As of December 31, 2025 and 2024, the Company recorded $276 thousand and $253 thousand of unrecognized tax benefits, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Unrecognized tax benefits, balance at the beginning	$253	$274
Additions based on tax positions related to the current year	54	51
Lapse of statute of limitations	(44)	(54)
Translation adjustments	13	(18)
Unrecognized tax benefits, balance at the ending	$276	$253

No interest and penalties related to unrecognized tax benefits were recognized as of December 31, 2025 and 2024.

Income Taxes Paid (Net of Refunds) by Jurisdiction

The Company paid income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025 as follows (in thousands):

Year Ended December 31, 2025
U.S. federal	$—
Korea	(2,301)
Netherlands	268
Japan	103
Others	4
Total	$(1,926)

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

Revenues for the year ended December 31, 2024 from its previous product categories have been reclassified in order to conform to the current period presentation as follows (in thousands):

		Power Analog Solutions	Power IC	Discontinued Operations	Total
Mixed-Signal Solutions	$54,336	$—	$19,024	$35,312	$54,336
Power Analog Solutions	166,804	166,804	—	—	166,804
	$221,140	$166,804	$19,024	$35,312	$221,140

The following sets forth information relating to the operating segment, Power Solutions business, as well as the transitional Fab 3 foundry services (in thousands). For financial information below gross profit, including operating income and expenses as well as other income and expenses, please refer to the Company’s consolidated statements of operations.

	Year Ended December 31,
	2025	2024
Revenues
Power Solutions business
Power Analog Solutions	$160,477	$166,804
Power IC	18,383	19,024
Total Power Solutions business	178,860	185,828
Transitional Fab 3 foundry services	—	10,597
Total revenues	$178,860	$196,425

	Year Ended December 31,
	2025	2024
Cost of Sales
Power Solutions business
Power Analog Solutions	$136,628	$135,302
Power IC	10,839	10,582
Total Power Solutions business	147,467	145,884
Transitional Fab 3 foundry services	—	11,814
Total cost of sales	$147,467	$157,698

	Year Ended December 31,
	2025	2024
Gross Profit
Power Solutions business
Power Analog Solutions	$23,849	$31,502
Power IC	7,544	8,442
Total Power Solutions business	31,393	39,944
Transitional Fab 3 foundry services	—	(1,217)
Total gross profit	$31,393	$38,727

The following is a summary of net sales— Power Solutions business by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2025	2024
Korea	$88,012	$79,901
Asia Pacific (other than Korea)	82,022	98,745
United States	4,964	2,120
Europe	3,862	5,062
Total	$178,860	$185,828

For the years ended December 31, 2025 and 2024, of the Company’s net sales— Power Solutions business in Asia Pacific (other than Korea), net sales— Power Solutions business in China and Hong Kong together represented 78.2% and 83.5%, respectively, and net sales— Power Solutions business in Taiwan represented 13.3% and 9.1%, respectively.

Net sales from the Company’s top ten largest customers in the Power Solutions business accounted for 74.3% and 73.4% for the years ended December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, the Company had one customer that represented 29.7% of its net sales— Power Solutions business, and for the year ended December 31, 2024, the Company had one customer that represented 25.4% of its net sales— Power Solutions business, respectively.

As of December 31, 2025, two customers of the Company’s Power Solutions business accounted for 35.4% and 15.7% of its accounts receivable – Power Solutions business, respectively. As of December 31, 2024, one customer of the Company’s Power Solutions business accounted for 42.3% of its accounts receivable – Power Solutions business.

99.8% of the Company’s property, plant and equipment are located in Korea as of December 31, 2025.

19.
Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2025 and 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Foreign currency translation adjustments	$(18,093)	$(20,927)
Derivative adjustments	(715)	(966)
Total	$(18,808)	$(21,893)

Changes in accumulated other comprehensive loss for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Year Ended December 31, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)
Other comprehensive income (loss) before reclassifications	2,219	(791)	1,428
Amounts reclassified from accumulated other comprehensive loss	615	1,042	1,657
Net current-period other comprehensive income	2,834	251	3,085
Ending balance	$(18,093)	$(715)	$(18,808)

Year Ended December 31, 2024	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(15,348)	$691	$(14,657)
Other comprehensive loss before reclassifications	(5,579)	(2,525)	(8,104)
Amounts reclassified from accumulated other comprehensive loss	—	868	868
Net current-period other comprehensive loss	(5,579)	(1,657)	(7,236)
Ending balance	$(20,927)	$(966)	$(21,893)

During the year ended December 31, 2025, the Company reclassified a $615 thousand of cumulative translation adjustment from accumulated other comprehensive loss into loss in connection with the liquidation of MMS, the Company’s indirect wholly owned foreign subsidiary.

There was an income tax expense of $43 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2025. There was an income tax benefit of $463 thousand related to changes in accumulated other comprehensive loss for the year ended December 31, 2024.

20.
Loss Per Share

The following table illustrates the computation of basic and diluted loss per common share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(In thousands of U.S. dollars, except share data)
Basic loss per common share
Loss from continuing operations	$(14,249)	$(27,310)
Loss from discontinued operations, net of tax	(15,475)	(26,998)
Net loss	$(29,724)	$(54,308)
Basic weighted average common stock outstanding	36,218,138	37,774,280
Basic loss per common share
Continuing operations	$(0.39)	$(0.72)
Discontinued operations	$(0.43)	$(0.72)
Total	$(0.82)	$(1.44)
Diluted loss per common share
Loss from continuing operations	$(14,249)	$(27,310)
Loss from discontinued operations, net of tax	(15,475)	(26,998)
Net loss	$(29,724)	$(54,308)
Basic weighted average common stock outstanding	36,218,138	37,774,280
Net effect of dilutive equity awards	—	—
Diluted weighted average common stock outstanding	36,218,138	37,774,280
Diluted loss per common share
Continuing operations	$(0.39)	$(0.72)
Discontinued operations	$(0.43)	$(0.72)
Total	$(0.82)	$(1.44)

Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss for the years ended December 31, 2025 and 2024, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2025	2024
Options	402,627	728,792
Restricted Stock Units	1,653,097	1,953,742

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow for timely decisions regarding required disclosure.

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2025. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young Han Young, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.7	Certificate of Designation of Series A-1, Junior Participating Preferred Stock of Magnachip Semiconductor Corporation, as filed with the Secretary of State of Delaware on December 13, 2021.

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 14, 2025).

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

10.4*

Amended and Restated 2020 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 17, 2023).

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

10.7*

MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.8*

MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.9*

MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.10*

MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.11*

MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.12

Patent Cross-License Agreement, with an effective date as of June 15, 2017, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.13

First Amendment to the Patent Cross-License Agreement, with an effective date as of January 1, 2022, by and between Infineon Technologies AG and Magnachip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.14*	Form of 2020 Plan Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.15*	Form of 2020 Plan Restricted Stock Units Agreement (CEO and other Section 16 Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.16*	Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.17*

Form of 2020 Plan Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.18*	Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.19*

Form of 2020 Plan Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.20

Agreement, dated as of April 11, 2023, by and among Magnachip Semiconductor Corporation, Jackson Square Advisors LLC, GT Investments II Corp and Gilbert Nathan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023).

10.21

Standard Credit Agreement, dated as of March 26, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2024).

10.22

Kun-Pledge (Mortgage) Agreement, dated as of March 26, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 10, 2024).

10.23*

Separation Agreement, dated as of July 29, 2024, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., Magnachip Mixed-Signal, Ltd. and Woung Moo Lee (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2024).

10.24*	Consulting Agreement, dated as of August 1, 2024, by and between Magnachip Mixed-Signal, Ltd. and Woung Moo Lee (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2024).

Exhibit No.	Exhibit Description
10.25

Amendment to Kun-Pledge (Mortgage) Agreement, dated as of December 8, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation) (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on March 14, 2025).

10.26

Amendment to Kun-Pledge (Mortgage) Agreement, dated as of December 8, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation) (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on March 14, 2025).

10.27

Standard Credit Agreement, dated as of December 16, 2024, by and between Magnachip Semiconductor, Ltd. and Korea Development Bank. (English Translation) (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on March 14, 2025).

10.28

Amendment to Standard Credit Agreement, dated as of March 31, 2025, by and between Magnachip Semiconductor, Ltd., and Korea Development Bank (English Translation) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 12, 2025).

10.29*	Form of Restricted Stock Units Agreement—Stock Price Hurdle Performance (CEO GM) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 12, 2025).

10.30*

Amended and Restated Executive Service Agreement, dated April 28, 2025, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., and Shin Young Park (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2025).

10.31*

Amendment to Employment Agreement, dated April 28, 2025, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd., and Shin Young Park (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2025).

10.32*	Form of 2020 Plan Restricted Stock Units Agreement for deferrals for Directors (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2025).

10.33*

Separation Agreement, dated as of August 11, 2025, by and between the Company and YJ Kim (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2025).

10.34*

Separation Agreement, dated as of September 9, 2025, by and between the Company and Theodore Kim (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2025).

10.35*

Consulting Agreement, dated as of September 30, 2025, by and between the Company and Camillo Martino (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on October 3, 2025).

10.36*

Executive Service Agreement, dated as of September 30, 2025, by and between MSK and Camillo Martino (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on October 3, 2025).

10.37#*	Amended and Restated Director Compensation Policy, dated January 28, 2026.

16.1	Letter from Samil PricewaterhouseCoopers dated as of March 14, 2025 (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2025).

19.1#	Securities Trading Policy, as amended effective September 8, 2025.

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Ernst & Young Han Young

23.2#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description
32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy, adopted as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 8, 2024).

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained Exhibit 101

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

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Camillo Martino
Name:	Camillo Martino
Title:	Chairman and Interim Chief Executive Officer (Principal Executive Officer)
Date:	March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Camillo Martino	March 16, 2026
Camillo Martino, Chairman and Interim Chief Executive Officer (Principal Executive Officer)

/s/ Shinyoung Park	March 16, 2026
Shinyoung Park, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Cristiano Amoruso	March 16, 2026
Cristiano Amoruso, Director

/s/ Liz Chung	March 16, 2026
Liz Chung, Director

/s/ Gilbert Nathan	March 16, 2026
Gilbert Nathan, Director