Form 10-Q
period 2026-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2026-05-08
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had 36,440,854 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	[Reserved]	41
Item 4.	Controls and Procedures	41
PART II OTHER INFORMATION		42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$94,554	$103,756
Accounts receivable, net	24,176	26,022
Inventories, net	32,848	34,151
Other receivables	4,203	2,882
Prepaid expenses	5,591	5,062
Hedge collateral (Note 8)	4,970	1,200
Other current assets (Note 17)	3,681	3,782
Total current assets	170,023	176,855
Property, plant and equipment, net	95,072	100,204
Operating lease right-of-use assets	1,797	2,070
Intangible assets, net	404	454
Long-term prepaid expenses, net	531	584
Deferred income taxes	61,222	64,248
Other non-current assets	6,416	7,114
Total assets	$335,465	$351,529
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,330	$20,848
Other accounts payable	10,813	11,444
Accrued expenses (Note 7)	5,490	6,929
Accrued income taxes	45	81
Operating lease liabilities	1,344	1,427
Current portion of long-term borrowings (Note 11)	26,431	—
Other current liabilities	6,264	2,681
Total current liabilities	71,717	43,410
Long-term borrowings (Note 11)	15,855	44,599
Accrued severance benefits, net	11,660	11,502
Non-current operating lease liabilities	509	690
Other non-current liabilities	2,921	3,078
Total liabilities	102,662	103,279
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 58,249,450 shares issued and 36,440,854 outstanding at March 31, 2026 and 58,027,696 shares issued and 36,219,100 outstanding at December 31, 2025	581	579
Additional paid-in capital	282,178	281,537
Retained earnings	210,205	214,852
Treasury stock, 21,808,596 shares at March 31, 2026 and 21,808,596 shares at December 31, 2025, respectively	(229,910)	(229,910)
Accumulated other comprehensive loss	(30,251)	(18,808)
Total stockholders’ equity	232,803	248,250
Total liabilities and stockholders’ equity	$335,465	$351,529

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands of U.S. dollars, except share data)
Net sales	$46,208	$44,722
Cost of sales	39,014	35,360
Gross profit	7,194	9,362
Operating expenses:
Selling, general and administrative expenses	7,666	9,203
Research and development expenses	6,698	5,437
Total operating expenses	14,364	14,640
Operating loss	(7,170)	(5,278)
Interest income	1,063	1,540
Interest expense	(373)	(423)
Foreign currency loss, net	(115)	(405)
Other income (loss), net	(10)	114
Loss from continuing operations before income tax benefit, net	(6,605)	(4,452)
Income tax benefit, net	(1,908)	(401)
Loss from continuing operations	(4,697)	(4,051)
Income (Loss) from discontinued operations, net of tax	50	(4,827)
Net loss	$(4,647)	$(8,878)
Basic earnings (loss) per common share—
Continuing operations	$(0.13)	$(0.11)
Discontinued operations	$0.00	$(0.13)
Total	$(0.13)	$(0.24)
Diluted earnings (loss) per common share—
Continuing operations	$(0.13)	$(0.11)
Discontinued operations	$0.00	$(0.13)
Total	$(0.13)	$(0.24)
Weighted average number of shares—
Basic	36,407,581	36,887,841
Diluted	36,407,581	36,887,841

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands of U.S. dollars)
Net loss	$(4,647)	$(8,878)
Other comprehensive income (loss)
Foreign currency translation adjustments	(7,975)	755
Derivative adjustments	(3,468)	661
Total other comprehensive income (loss)	(11,443)	1,416
Total comprehensive loss	$(16,090)	$(7,462)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock					Accumulated
(In thousands of U.S. dollars, except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Other Comprehensive Loss	Total
Three Months Ended March 31, 2026:
Balance at December 31, 2025	36,219,100	$579	$281,537	$214,852	$(229,910)	$(18,808)	$248,250
Stock-based compensation	—	—	643	—	—	—	643
Settlement of restricted stock units	221,754	2	(2)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(11,443)	(11,443)
Net loss	—	—	—	(4,647)	—	—	(4,647)
Balance at March 31, 2026	36,440,854	$581	$282,178	$210,205	$(229,910)	$(30,251)	$232,803
Three Months Ended March 31, 2025:
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	1,030	—	—	—	1,030
Settlement of restricted stock units	72,962	1	(1)	—	—	—	—
Acquisition of treasury stock	(309,291)	—	—	—	(1,164)	—	(1,164)
Other comprehensive income, net	—	—	—	—	—	1,416	1,416
Net loss	—	—	—	(8,878)	—	—	(8,878)
Balance at March 31, 2025	36,675,789	$575	$280,452	$235,698	$(227,047)	$(20,477)	$269,201

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(4,647)	$(8,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,882	3,273
Provision for severance benefits	1,212	1,514
Loss (gain) on foreign currency, net	4,262	(35)
Provision (reversal) for inventory reserves	(321)	1,208
Stock-based compensation	643	1,030
Deferred income taxes	8	(415)
Others, net	74	225
Changes in operating assets and liabilities
Accounts receivable, net	1,611	635
Inventories	(191)	(3,259)
Other receivables	(1,547)	(811)
Prepaid expenses	(152)	1,233
Other current assets	(1,725)	970
Accounts payable	571	2,542
Other accounts payable	(254)	(2,622)
Accrued expenses	(1,068)	(111)
Accrued income taxes	(33)	(6)
Other current liabilities	593	(901)
Other non-current liabilities	53	354
Payment of severance benefits	(228)	(325)
Others, net	(187)	(290)
Net cash provided by (used in) operating activities	1,556	(4,669)
Cash flows from investing activities
Payment of hedge collateral	(3,785)	—
Proceeds from disposal of property, plant and equipment	49	—
Purchase of property, plant and equipment	(3,915)	(208)
Payment for intellectual property registration	(24)	(63)
Collection of guarantee deposits	1,891	21
Payment of guarantee deposits	(158)	(139)
Net cash used in investing activities	(5,942)	(389)
Cash flows from financing activities
Acquisition of treasury stock	(176)	(1,306)
Repayment of financing related to water treatment facility arrangement	(110)	(111)
Repayment of principal portion of finance lease liabilities	(34)	(38)
Net cash used in financing activities	(320)	(1,455)
Effect of exchange rates on cash and cash equivalents	(4,496)	557
Net decrease in cash and cash equivalents	(9,202)	(5,956)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	103,756	138,610
Cash and cash equivalents at end of period	$94,554	$132,654
Supplemental cash flow information
Cash paid for interest on long-term borrowings	$384	$321
Cash refunded for income taxes	$(42)	$(337)
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,292	$1,840
Non-cash financing activities
Unsettled common stock repurchases	$—	$247

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

The Company develops and manufactures Power discrete (“Power Analog Solutions”) products and develops Power integrated circuit (“IC”) products. Power Analog Solutions products include metal oxide semiconductor field effect transistors (“MOSFETs”) and insulated-gate bipolar transistors (“IGBTs”) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop personal computers (“PCs”), notebook PCs, tablet PCs, home appliance, other consumer electronics, automotive and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives. Power IC products include AC-DC/DC-DC converters, LED drivers, regulators, power management integrated circuits (“PMICs”) and level shifter for a range of devices, including televisions, wearable devices, notebooks, tablet PCs and other consumer electronics, as well as automotive applications.

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

The December 31, 2025 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2026 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The following table summarizes the results from discontinued operations, net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$1,646	$9,556
Cost of sales	1,154	6,439
Gross profit	492	3,117
Operating expenses:
Selling, general and administrative expenses	108	1,543
Research and development expenses	133	6,281
Other charges	—	127
Total operating expenses	241	7,951
Operating income (loss) from discontinued operations	251	(4,834)
Interest income	—	131
Interest expense	(14)	(120)
Foreign currency gain (loss), net	49	(4)
Other income, net	8	—
Income (Loss) from discontinued operations before income tax expense, net	294	(4,827)
Income tax expense, net	244	—
Income (Loss) from discontinued operations, net of tax	$50	$(4,827)

The following table presents the major classes of assets and liabilities of the discontinued operations that were included in the consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$1,572	$2,689
Inventories, net	2,981	2,252
Accrued severance benefits, net	32	24

The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Significant non-cash operating activities:
Depreciation and amortization	$5	$153
Provision for severance benefits	10	207
Stock-based compensation	—	162
Investing activities:
Capital expenditures	$—	$—

Although the Company has discontinued our Display business, certain limited activities remain active solely for the purpose of completing the orderly wind-down of operations and fulfilling pre-existing customer obligations, including the sale of “end of life” (“EOL”) Display products, which is being conducted by MSK. A small team has been retained exclusively to facilitate these wind-down activities.

As such, the result of these limited ongoing activities do not qualify for presentation as part of continuing operations and are instead presented as part of discontinued operations. The following table presents the revenue, gross profit and operating expenses related to the Company’s continuing involvement with the Discontinued Business for the period presented (in thousands):

Three Months Ended March 31, 2026
Net sales	$1,646
Gross profit	1,154
Operating expenses	247

3. Inventories

Inventories as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$8,310	$7,542
Semi-finished goods and work-in-process	26,447	29,245
Raw materials	4,169	4,198
Materials in-transit	65	—
Less: inventory reserve	(6,143)	(6,834)
Inventories, net	$32,848	$34,151

Changes in inventory reserve for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance	$(6,834)	$(7,732)
Change in reserve
Inventory reserve charged to costs of sales	(1,161)	(2,299)
Sale of previously reserved inventory	1,455	1,268
	294	(1,031)
Write off	20	197
Translation adjustments	377	(188)
Ending balance	$(6,143)	$(8,754)

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

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2026 and December 31, 2025 are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Buildings and related structures	$23,143	$24,371
Machinery and equipment	128,225	137,024
Finance lease right-of-use assets	470	495
Others	27,889	32,342
	179,727	194,232
Less: accumulated depreciation	(119,380)	(128,171)
Land	11,073	11,679
Construction in progress	23,652	22,464
Property, plant and equipment, net	$95,072	$100,204

Aggregate depreciation expenses associated with continuing operations totaled $2,829 thousand and $3,048 thousand for the three months ended March 31, 2026 and 2025, respectively.

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

5. Intangible Assets

Intangible assets as of March 31, 2026 and December 31, 2025 are comprised of the following (in thousands):

	March 31, 2026
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,317	$(6,913)	$404
Intangible assets	$7,317	$(6,913)	$404

	December 31, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,672	$(7,218)	$454
Intangible assets	$7,672	$(7,218)	$454

Aggregate amortization expenses associated with continuing operations totaled $48 thousand and $72 thousand for the three months ended March 31, 2026 and 2025, respectively.

6. Leases

The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from one year to four years.

The tables below present financial information related to the Company’s leases.

Supplemental balance sheets information related to leases as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

Leases	Classification	March 31, 2026	December 31, 2025
Assets
Operating lease	Operating lease right-of-use assets	$1,797	$2,070
Finance lease	Property, plant and equipment, net	176	217
Total lease assets		$1,973	$2,287
Liabilities
Current
Operating lease	Operating lease liabilities	$1,344	$1,427
Finance lease	Other current liabilities	115	130
Non-current
Operating lease	Non-current operating lease liabilities	509	690
Finance lease	Other non-current liabilities	97	128
Total lease liabilities		$2,065	$2,375

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	1.4 years	1.5 years
Finance leases	1.9 years	2.1 years
Weighted average discount rate
Operating leases	6.0%	6.5%
Finance leases	7.0%	7.0%

The components of lease cost from continuing operations included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$371	$484
Finance lease cost
Amortization of right-of-use assets	30	36
Interest on lease liabilities	4	7
Total lease cost	$405	$527

The above table does not include an immaterial cost of short-term leases for the three months ended March 31, 2026 and 2025.

Other lease information associated with continuing operations is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$358	$622
Operating cash flows from finance leases	4	7
Financing cash flows from finance leases	34	38

Non-cash transaction amounts of lease liabilities arising from obtaining right-of-use assets were $185 thousand and $966 thousand for the three months ended March 31, 2026 and 2025, respectively.

The aggregate future lease payments for operating and finance leases as of March 31, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$1,114	$100
2027	749	104
2028	68	21
2029	1	2
Total future lease payments	1,932	227
Less: Imputed interest	(79)	(15)
Present value of future payments	$1,853	$212

7. Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll, benefits and related taxes, excluding severance benefits	$4,331	$4,999
Withholding tax attributable to intercompany interest income	111	7
Outside service fees	556	841
Others	492	1,082
Accrued expenses	$5,490	$6,929

8. Derivative Financial Instruments

The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of the zero cost collar contracts as of March 31, 2026 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 10, 2025	$9,000	April 2026 to June 2026
July 17, 2025	$9,000	July 2026 to September 2026
September 30, 2025	$21,000	April 2026 to December 2026
November 07, 2025	$42,000	April 2026 to June 2027

Details of the zero cost collar contracts as of December 31, 2025 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
February 03, 2025	$9,000	January 2026 to March 2026
July 10, 2025	$9,000	April 2026 to June 2026
July 17, 2025	$9,000	July 2026 to September 2026
September 30, 2025	$27,000	January 2026 to December 2026
November 07, 2025	$42,000	April 2026 to June 2027

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2026	December 31, 2025
Assets Derivatives:
Zero cost collars	Other current assets	$—	$3
Liability Derivatives:
Zero cost collars	Other current liabilities	$4,712	$1,644
Zero cost collars	Other non-current liabilities	$458	$126

Offsetting of derivative liabilities as of March 31, 2026 is as follows (in thousands):

	Gross amounts	Gross amounts	Net amounts of liabilities	Gross amounts not offset in the balance sheets
As of March 31, 2026	of recognized liabilities	offset in the balance sheets	presented in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Liability Derivatives:
Zero cost collars	$5,170	$—	$5,170	$—	$(4,970)	$200

Offsetting of derivative assets and liabilities as of December 31, 2025 is as follows (in thousands):

	Gross amounts	Gross amounts	Net amounts of assets/liabilities	Gross amounts not offset in the balance sheets
As of December 31, 2025	of recognized assets/liabilities	offset in the balance sheets	presented in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Asset Derivatives:
Zero cost collars	$3	$—	$3	$—	$—	$3
Liability Derivatives:
Zero cost collars	$1,770	$—	$1,770	$—	$(1,200)	$570

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025		2026	2025		2026	2025
Zero cost collars	$(3,693)	$136	Net sales	$(225)	$(525)	Other income (loss), net	$(20)	$29
	$(3,693)	$136		$(225)	$(525)		$(20)	$29

As of March 31, 2026, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $3,812 thousand.

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for any exposure in excess of $500 thousand. As of March 31, 2026, $4,970 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2025, $1,200 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.

These zero cost collar contracts may be terminated by the counterparty if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

9. Fair Value Measurements

Fair Value of Financial Instruments

As of March 31, 2026, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2026	Fair Value Measurement March 31, 2026	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (Other current liabilities)	$4,712	$4,712	—	$4,712	—
Derivative liabilities (Other non-current liabilities)	$458	$458	—	$458	—

As of December 31, 2025, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2025	Fair Value Measurement December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (Other current assets)	$3	$3	—	$3	—
Liabilities:
Derivative liabilities (Other current liabilities)	$1,644	$1,644	—	$1,644	—
Derivative liabilities (Other non-current liabilities)	$126	$126	—	$126	—

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

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2026, 97% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance	$37,060	$45,594
Provisions	1,212	1,514
Severance payments	(228)	(325)
Translation adjustments	(1,950)	103
	36,094	46,886
Less: Cumulative contributions to severance insurance deposit accounts	(24,419)	(28,821)
The National Pension Fund	(15)	(24)
Accrued severance benefits, net	$11,660	$18,041

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

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
2027	$379
2028	$—
2029	$1,683
2030	$2,113
2031	$3,092
2032 – 2037	$17,093

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

11. Borrowings

Borrowings as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Term Loan due March 2027	$26,431	$27,877
CAPEX Loans due June 2035	15,855	16,722
Total borrowings	$42,286	$44,599
Less: current portion of long-term borrowings	(26,431)	—
Long-term borrowings	$15,855	$44,599

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

As of March 31, 2026, approximately $26,431 thousand aggregate principal amount of the Term Loan was outstanding, bearing interest at a variable rate of 4.06% per annum as of that date.

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

The CAPEX Loans bear interest at a fixed rate quoted by the treasury bond market yield (a six-year Korea treasury bill rate). The CAPEX Loans mature in ten years from the initial loan disbursement date (the “Maturity Date”), with an initial two-year (measured from the first loan disbursement date) interest-only payment period during which only interest is paid monthly, followed by eight years of amortizing payments where the principal is repaid in equal installments every three months and interest is paid monthly. The Equipment Financing Credit Agreement contains customary representations of MSK in connection with the execution of the agreement and with each borrowing of the CAPEX Loans and customary terms and conditions for a secured equipment financing loan of this type in Korea. All obligations of MSK under the Equipment Financing Credit Agreement and the CAPEX Loans are secured by certain Fab 3 machinery and equipment pursuant to the Equipment Pledge Agreement.

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 (approximately $15,855 thousand in the aggregate based on the KRW/USD exchange rate of 1,513.4:1 as of March 31, 2026, as quoted by KEB Hana Bank). The CAPEX Loans bear a weighted average interest rate of 2.91% per annum and mature on June 26, 2035.

As of March 31, 2026, the aggregate principal amount outstanding under the CAPEX Loans was approximately $15,855 thousand, and the scheduled principal repayment amounts are as following (in thousands):

Principal Repayments
Remainder of 2026	$—
2027	$991
2028	$1,982
2029	$1,982
2030	$1,982
2031 – 2035	$8,918

12. Foreign Currency Loss, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to MSK, the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2026 and December 31, 2025, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $76,000 thousand and $75,063 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,513.4:1 and 1,434.9:1 using the first base rate as of March 31, 2026 and December 31, 2025, respectively, as quoted by the KEB Hana Bank.

13. Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

For the three months ended March 31, 2026 and 2025, the Company recorded income tax benefits of $1,908 thousand and $401 thousand, respectively, primarily related to its primary operating entity in Korea, based on the estimated taxable loss for each respective period.

14. Geographic and Other Information

The Company operates within a single operating segment, Power Solutions business, which consists of the Power Analog Solutions and Power IC businesses.

The Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company and measures performance of two business lines of Power Analog Solutions and Power IC in the Power Solutions business at the level of revenue and gross profit margin by comparing actual results against previously forecasted targets.

The Company’s CODM does not evaluate the performance of each business line using any other information, such as asset or liability.

The following sets forth information relating to the operating segment, Power Solutions business (in thousands). For financial information below gross profit, including operating income and expenses as well as other income and expenses, please refer to the Company’s consolidated statements of operations.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Sales
Power Solutions business
Power Analog Solutions	$41,647	$39,857
Power IC	4,561	4,865
Total Power Solutions business	46,208	44,722
Total Net Sales	$46,208	$44,722

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of Sales
Power Solutions business
Power Analog Solutions	$36,296	$32,757
Power IC	2,718	2,603
Total Power Solutions business	39,014	35,360
Total cost of sales	$39,014	$35,360

	Three Months Ended
	March 31, 2026	March 31, 2025
Gross Profit
Power Solutions business
Power Analog Solutions	$5,351	$7,100
Power IC	1,843	2,262
Total Power Solutions business	7,194	9,362
Total gross profit	$7,194	$9,362

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Korea	$20,666	$21,716
Asia Pacific (other than Korea)	23,587	20,992
United States	1,239	1,182
Europe	716	832
Total	$46,208	$44,722

For the three months ended March 31, 2026 and 2025, of the Company’s net sales in Asia Pacific (other than Korea), net sales in China and Hong Kong together represented 83.8% and 83.1%, respectively, and net sales in Taiwan represented 11.0% and 11.3%, respectively.

Net sales from the Company’s top ten largest customers accounted for 73.4% and 75.4% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Company had one customer that represented 31.0% of net sales. For the three months ended March 31, 2025, the Company had one customer that represented 32.9% of net sales.

As of March 31, 2026, two customers accounted for 40.6% and 14.6% of the Company’s accounts receivable, respectively. As of December 31, 2025, two customers accounted for 35.4% and 15.7% of the Company’s accounts receivable, respectively.

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31, 2026	December 31, 2025
Foreign currency translation adjustments	$(26,068)	$(18,093)
Derivative adjustments	(4,183)	(715)
Total	$(30,251)	$(18,808)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

Three Months Ended March 31, 2026	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,093)	$(715)	$(18,808)
Other comprehensive loss before reclassifications	(7,975)	(3,693)	(11,668)
Amounts reclassified from accumulated other comprehensive loss	—	225	225
Net current-period other comprehensive loss	(7,975)	(3,468)	(11,443)
Ending balance	$(26,068)	$(4,183)	$(30,251)

Three Months Ended March 31, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)
Other comprehensive income before reclassifications	755	136	891
Amounts reclassified from accumulated other comprehensive loss	—	525	525
Net current-period other comprehensive income	755	661	1,416
Ending balance	$(20,172)	$(305)	$(20,477)

16. Loss Per Share

The following table illustrates the computation of basic and diluted loss per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands of U.S. dollars, except share data)
Basic loss per common share
Loss from continuing operations	$(4,697)	$(4,051)
Income (Loss) from discontinued operations, net of tax	50	(4,827)
Net loss	$(4,647)	$(8,878)
Basic weighted average common stock outstanding	36,407,581	36,887,841
Basic earnings (loss) per common share
Continuing operations	$(0.13)	$(0.11)
Discontinued operations	$0.00	$(0.13)
Total	$(0.13)	$(0.24)
Diluted loss per common share
Loss from continuing operations	$(4,697)	$(4,051)
Income (Loss) from discontinued operations, net of tax	50	(4,827)
Net loss	$(4,647)	$(8,878)
Basic weighted average common stock outstanding	36,407,581	36,887,841
Net effect of dilutive equity awards	—	—
Diluted weighted average common stock outstanding	36,407,581	36,887,841
Diluted earnings (loss) per common share
Continuing operations	$(0.13)	$(0.11)
Discontinued operations	$0.00	$(0.13)
Total	$(0.13)	$(0.24)

Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss from continuing operations for the three months ended March 31, 2026 and 2025, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic loss per common share equals diluted loss per common share.

The following outstanding instruments were excluded from the computation of diluted loss per common share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2026	March 31, 2025
Options	222,448	728,792
Restricted Stock Units	1,373,835	1,783,538

17. Commitments and Contingencies

Advances to Suppliers

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $508 thousand and $512 thousand as other current assets as of March 31, 2026 and December 31, 2025, respectively.

18. Subsequent Events

Derivative contracts

In April 2026, the Company and NFIK entered into derivative contracts of zero cost collars for the period from April 2027 to September 2027. The total notional amounts are $18,000 thousand.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 filed on March 16, 2026 (“2025 Form 10-K”).

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

Overview

We are a designer and manufacturer of analog and mixed-signal power semiconductor platform solutions for various applications, including industrial, automotive, communication, consumer and computing. We provide a broad range of standard products to customers worldwide. We, with about 45 years of operating history, own a substantial number of registered patents and pending applications, and have extensive engineering, design and manufacturing process expertise.

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

Our wide variety of analog and mixed-signal power semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers. Substantially all of our Power IC products are produced using an external foundry. Through strategic cooperation with an external foundry, we seek to ensure we outsource wafers at competitive prices and produce quality products.

To maintain and increase our profitability, we must accurately forecast trends in demand for electronics devices that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve, including trends and cyclicality in the semiconductor industry, which are influenced by broader macroeconomic conditions, including inflation, interest rates, geopolitical developments and global trade policies. For example, certain shipments to customers with operations in or exposure to China or the United States are subject to heightened risks and uncertainties related to trade and export control policies, including the imposition of new tariffs or increases in existing tariffs. Furthermore, ongoing geopolitical tensions, including conflicts and instability in the Middle East, such as a potential escalation involving the United States, Israel, and Iran, as well as tensions between China and Taiwan, may contribute to increased volatility in global markets and increased costs, as well as disruptions in supply chains and impacts to customer demand. We must also invest in relevant research and development activities and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Demand for our products and services is driven by overall demand for industrial, automotive, communication, consumer and computing products and can be adversely affected by periods of weak consumer and enterprise spending, changes in global trade conditions, export controls, tariffs, geopolitical uncertainty, or by market share losses by our customers. Macroeconomic conditions, including inflation, increased energy costs and supply chain constraints, have contributed to increased logistics and input costs across the supply chain, and such costs may remain elevated. We continue to monitor for potential disruptions or cost increases resulting from geopolitical tensions, including in the Middle East and Eastern Europe, as well as evolving global trade policies. In order to mitigate the impact of market volatility on our business, we continually strive to diversify our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.

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

Recent Developments

Gumi Power Substation Upgrade

A planned upgrade to the electrical substation in our Gumi fabrication facility by a third party is currently expected to temporarily impact our fabrication operations during the third quarter of 2026. To help mitigate potential customer supply disruptions, we currently plan to increase inventory production during the second quarter and a portion of the third quarter of 2026 in advance of the electrical substation upgrade being carried out by a third party owner of the substation. As a result, we expect our factory utilization rate to be somewhat higher in the second quarter of 2026, followed by lower utilization in the third quarter. Accordingly, we expect higher utilization to have a favorable impact on gross profit margin in the second quarter, while lower utilization in the third quarter is expected to adversely affect gross profit margins in the third and fourth quarters.

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

Macroeconomic Industry Conditions

The semiconductor industry continues to face a number of macroeconomic challenges, including rising inflation, higher interest rates, supply chain disruptions, inventory corrections, shifting customer and end-user demand, fluctuations in currency rates, and geopolitical tensions, including without limitation ongoing conflicts involving Russia and Ukraine, sustained military action and conflicts in the Middle East, and trade conflicts or trade wars (especially those between the United States and China) including those arising directly or indirectly from tariffs imposed by the United States, any one or more of which may cause (if they have not already caused) volatility and unpredictability in the supply chain or market for semiconductor products and end-user demand. In particular, the military conflict involving the United States, Israel, and Iran has created significant volatility in global energy and materials markets and may adversely affect our manufacturing costs, supply chain continuity, and customer demand. For example, the resulting disruptions to oil, gas, and critical raw material shipments could constrain availability and/or increase costs of key inputs used in semiconductor production and could lead to delays or reduced demand across end markets, which may materially and adversely impact our business, financial condition, and results of operations. The length and severity of these macroeconomic events and their overall impact on our business, results of operations and financial condition remain uncertain.

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. On January 16, 2025, BIS published amendments and clarifications of the U.S. Export Regulations which further tightened controls of advanced computing items. On September 30, 2025, BIS published an “Affiliates Rule” to expand end-user controls to cover certain affiliates of entities designated on BIS Entity List or Military End User List or designated on the Specially Designated Nationals and Blocked Persons (SDN) List administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. BIS subsequently delayed enforcement of the Affiliates Rule until November 2026. Based on our understanding of the U.S. Export Regulations and related rules currently in effect, we expect to invest additional resources and efforts in the screening of prospects, customers, and end-users in order to comply with the new Affiliates Rule once it goes into effect; while we do not anticipate that the rest of the rules will have a material impact on our current business, we will continue reviewing and assessing these rules and regulations and their potential impact on our business. BIS has recently altered aspects of its semiconductor licensing policies to a case-by-case review, taking into account requirements such as export volume thresholds and third party testing requirements. Additional changes to the U.S. Export Regulations are expected, such as recently proposed rule changes that may expand restrictions on export transactions involving end users or end uses with military connections; but the scope or timing of such changes is uncertain. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net and (iii) derivative valuation loss (gain), net. EBITDA for the periods indicated is defined as net income(loss) before interest income, interest expense, income tax benefit, net and depreciation and amortization.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Dollars in millions)
Loss from continuing operations	$(4.7)	$(4.1)
Interest income	(1.1)	(1.5)
Interest expense	0.4	0.4
Income tax benefit, net	(1.9)	(0.4)
Depreciation and amortization	2.9	3.1
EBITDA from continuing operations	$(4.4)	$(2.4)
Adjustments:
Equity-based compensation expense(a)	0.6	0.9
Foreign currency loss, net(b)	0.1	0.4
Derivative valuation loss (gain), net(c)	0.0	(0.0)
Adjusted EBITDA from continuing operations	$(3.6)	$(1.2)

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

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Dollars in millions)
Operating loss	$(7.2)	$(5.3)
Adjustments:
Equity-based compensation expense(a)	0.6	0.9
Adjusted Operating Loss	$(6.5)	$(4.4)

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net and (iv) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to loss from continuing operations that we make in order to calculate Adjusted Loss (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Dollars in millions, except per share data)
Loss from continuing operations	$(4.7)	$(4.1)
Adjustments:
Equity-based compensation expense(a)	0.6	0.9
Foreign currency loss, net(b)	0.1	0.4
Derivative valuation loss (gain), net(c)	0.0	(0.0)
Income tax effect on non-GAAP adjustments(d)	(0.2)	0.0
Adjusted Loss from continuing operations	$(4.1)	$(2.8)
Reported loss per share—basic	$(0.13)	$(0.11)
Reported loss per share—diluted	$(0.13)	$(0.11)
Weighted average number of shares—basic	36,407,581	36,887,841
Weighted average number of shares—diluted	36,407,581	36,887,841
Adjusted loss per share—basic	$(0.11)	$(0.08)
Adjusted loss per share—diluted	$(0.11)	$(0.08)
Weighted average number of shares—basic	36,407,581	36,887,841
Weighted average number of shares—diluted	36,407,581	36,887,841

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
(d)
For the three months ended March 31, 2026 and 2025, income tax effect on non-GAAP adjustments were calculated by calculating the tax expense of each jurisdiction with or without the non-GAAP adjustments.

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

Factors Affecting Our Results of Operations

Net Sales. We derive all of our sales (net of sales returns and allowances) from our Power Solutions business, which consists of our Power Analog Solution and Power IC businesses. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our fabrication facility in Korea for fulfillment. We have strategically located our sales offices near concentrations of major customers. Our sales offices are located in Korea, Japan, Taiwan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2026 and 2025, our products were sold to 143 and 140 end customers, respectively, and our net sales to our ten largest customers represented 73.4% and 75.4% of our net sales, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2026, 97% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and cost of sales and greater than the majority of our operating expenses have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss may be affected by changes in the exchange rate between the Korean won and the U.S. dollar, including those related to the intercompany long-term loans to our Korean subsidiary, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of March 31, 2026, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $76.0 million. While the intercompany loan balance including accrued interest has decreased compared to prior periods, changes in exchange rates could continue to affect our reported foreign currency gain or loss. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net sales	$46.2	100.0%	$44.7	100.0%	$1.5
Cost of sales	39.0	84.4	35.4	79.1	3.7
Gross profit	7.2	15.6	9.4	20.9	(2.2)
Operating expenses:
Selling, general and administrative expenses	7.7	16.6	9.2	20.6	(1.5)
Research and development expenses	6.7	14.5	5.4	12.2	1.3
Total operating expenses	14.4	31.1	14.6	32.7	(0.3)
Operating loss	(7.2)	(15.5)	(5.3)	(11.8)	(1.9)
Interest income	1.1	2.3	1.5	3.4	(0.5)
Interest expense	(0.4)	(0.8)	(0.4)	(0.9)	0.1
Foreign currency loss, net	(0.1)	(0.2)	(0.4)	(0.9)	0.3
Other income (loss), net	(0.0)	(0.0)	0.1	0.3	(0.1)
	0.6	1.2	0.8	1.8	(0.3)
Loss from continuing operations before income tax benefit, net	(6.6)	(14.3)	(4.5)	(10.0)	(2.2)
Income tax benefit, net	(1.9)	(4.1)	(0.4)	(0.9)	(1.5)
Loss from continuing operations	(4.7)	(10.2)	(4.1)	(9.1)	(0.6)
Income (Loss) from discontinued operations, net of tax	0.1	0.1	(4.8)	(10.8)	4.9
Net loss	$(4.6)	(10.1)%	$(8.9)	(19.9)%	$4.2

Results by business line

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net Sales
Power Solutions business
Power Analog Solutions	$41.6	90.1%	$39.9	89.1%	$1.8
Power IC	4.6	9.9	4.9	10.9	(0.3)
Total Power Solutions business	46.2	100.0	44.7	100.0	1.5
Total net sales	$46.2	100.0%	$44.7	100.0%	$1.5

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount%	% of Net Sales	Amount%	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Power Solutions business
Power Analog Solutions	$5.4	12.8%	$7.1	17.8%	$(1.7)
Power IC	1.8	40.4	2.3	46.5	(0.4)
Total Power Solutions business	7.2	15.6	9.4	20.9	(2.2)
Total gross profit	$7.2	15.6%	$9.4	20.9%	$(2.2)

Net Sales

We operate within a single operating segment, Power Solutions business, which consists of our Power Analog Solutions and Power IC businesses.

The Power Solutions business. Net Sales from Power Solutions business were $46.2 million for the three months ended March 31, 2026, a $1.5 million, or 3.3%, increase compared to $44.7 million for the three months ended March 31, 2025. This increase was primarily due to an increase in revenue related to our Power Analog Solutions business, which was offset in part by a decrease in revenue from our Power IC business as described below.

Net sales from Power Analog Solutions business were $41.6 million for the three months ended March 31, 2026, a $1.8 million, or 4.5%, increase compared to $39.9 million for the three months ended March 31, 2025. The increase in net sales from our Power Analog Solutions business line was primarily attributable to a higher demand for power products such as MOSFETs in the computing application, and IGBTs in the industrial application, particularly solar inverters.

Net sales from Power IC business were $4.6 million for the three months ended March 31, 2026, a $0.3 million, or 6.2%, decrease compared to $4.9 million for the three months ended March 31, 2025. The decrease in net sales from our Power IC business line was primarily attributable to a decrease in sales of certain OLED IT devices.

Gross Profit

The Power Solutions business. Gross profit from our Power Solutions business was $7.2 million for the three months ended March 31, 2026, which represented a $2.2 million, or 23.2%, decrease from gross profit of $9.4 million for the three months ended March 31, 2025. Gross profit as a percentage of net sales for the three months ended March 31, 2026 decreased to 15.6% compared to 20.9% for the three months ended March 31, 2025. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix, driven by ASP erosion resulting from increased pricing pressure on our older generation products, particularly in China.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Korea	$20.7	44.7%	$21.7	48.6%	$(1.1)
Asia Pacific (other than Korea)	23.6	51.0	21.0	46.9	2.6
United States	1.2	2.7	1.2	2.6	0.1
Europe	0.7	1.5	0.8	1.9	(0.1)
	$46.2	100.0%	$44.7	100.0%	$1.5

Net sales in Korea decreased from $21.7 million for the three months ended March 31, 2025 to $20.7 million for the three months ended March 31, 2026, or by $1.1 million, or 4.8%, primarily due to a decreased revenue from the competitive pricing pressure on our older generation products in consumer applications, which was offset in part by an increased demand for power products such as low-voltage MOSFETs in communication applications. A lower demand for our Power IC products, primarily for OLED IT devices, also had an unfavorable impact on net sales.

Net sales in the Asia Pacific (other than Korea) increased from $21.0 million for the three months ended March 31, 2025 to $23.6 million for the three months ended March 31, 2026, or by $2.6 million, or 12.4%, primarily due to a higher demand for power products such as MOSFETs and high-end MOSFETs in computing and industrial applications, and IGBTs primarily for solar inverters.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.7 million, or 16.6% of net sales for the three months ended March 31, 2026, compared to $9.2 million, or 20.6% of net sales for the three months ended March 31, 2025. The decrease of $1.5 million, or 16.7%, was primarily attributable to a decrease in employee compensation, driven mainly by the execution of the voluntary resignation program primarily for shared function employees and separation of certain executive officers in 2025, as well as a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $6.7 million, or 14.5% of net sales, for the three months ended March 31, 2026, compared to $5.4 million, or 12.2% of net sales, for the three months ended March 31, 2025. The increase of $1.3 million, or 23.2%, was primarily attributable to higher personnel costs resulting from the increased headcount in research and development, and an increase in development activities for new generation power products.

Operating Loss

As a result of the foregoing, operating loss of $7.2 million was recorded for the three months ended March 31, 2026 compared to operating loss of $5.3 million for the three months ended March 31, 2025. As discussed above, the increase in operating loss of $1.9 million resulted primarily from a $2.2 million decrease in gross profit and a $1.3 million increase in research and development expenses, which was offset in part by a $1.5 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Income. Interest income was $1.1 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense. Interest expense was $0.4 million for each of the three months ended March 31, 2026 and 2025.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended March 31, 2026 was $0.1 million compared to net foreign currency loss of $0.4 million for the three months ended March 31, 2025. The net foreign currency loss for the three months ended March 31, 2026 and 2025 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2026 and March 31, 2025, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $76.0 million and $260.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

Income tax benefit for the three months ended March 31, 2026 and 2025 was $1.9 million and $0.4 million, respectively, primarily related to our primary operating entity in Korea, based on the estimated taxable loss for each respective period.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2026 was $4.7 million compared to loss from continuing operations of $4.1 million for the three months ended March 31, 2025. The $0.6 million increase in loss from continuing operations was primarily attributable to a $1.9 million increase in operating loss and a $0.5 million decrease in interest income, which was offset by a $1.5 million increase in income tax benefit and a $0.3 million improvement in net foreign currency loss.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended March 31, 2026 was $0.1 million compared to loss from discontinued operations, net of tax of $4.8 million for the three months ended March 31, 2025. The $4.9 million improvement in loss from discontinued operations, net of tax primarily resulted from a $6.1 million decrease in research and development expense and $1.4 million decrease in selling, general and administrative expenses, which was offset in part by a $2.6 million decrease in gross profit and a $0.2 million increase in income tax expense.

Net Loss

As a result of the foregoing, a net loss of $4.6 million was recorded for the three months ended March 31, 2026 compared to a net loss of $8.9 million for the three months ended March 31, 2025. As discussed above, the improvement in net loss of $4.2 million resulted from a $4.9 million improvement in loss from discontinued operations, net of tax, which was offset by a $0.6 million increase in loss from continuing operations.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operating and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2026, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. Effective November 1, 2025, the service term was adjusted, extending the remaining service period through 2038. As of March 31, 2026, the outstanding obligation of this arrangement is approximately $44.5 million for remaining service term through 2038.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 (approximately $26.4 million based on the KRW/USD exchange rate of 1,513.4:1 as of March 31, 2026 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 (approximately $15.9 million in the aggregate based on the KRW/USD exchange rate of 1,513.4:1 as of March 31, 2026, as quoted by KEB Hana Bank). The CAPEX Loans require monthly interest-only payments, with principal repayments deferred for an initial two-year period and amortized over the subsequent eight years, and matures on June 26, 2035.

As of March 31, 2026, cash and cash equivalents held by MSK were $87.8 million, which represents 93% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as debt service and capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of March 31, 2026 was $98.3 million compared to $133.4 million as of December 31, 2025. The decrease in working capital balance was mainly attributable to the reclassification of $26.4 million of our Term Loan to the current portion of long-term borrowings, reflecting its maturity within one year.

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $1.6 million for the three months ended March 31, 2026, compared to $4.7 million of cash outflow used in operating activities for the three months ended March 31, 2025. The net operating cash inflow for the three months ended March 31, 2026 reflects our net loss of $4.6 million, as adjusted favorably by $8.8 million, which mainly consisted of depreciation and amortization, provision for severance benefits, reversal for inventory reserves, net foreign currency gain or loss and stock-based compensation, and net unfavorable impact of $2.6 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $5.9 million for the three months ended March 31, 2026, compared to $0.4 million of cash outflow used in investing activities for the three months ended March 31, 2025. The $5.6 million increase in cash outflow was primarily attributable to a $3.8 million net increase in hedge collateral and a $3.7 million increase in purchase of property, plant and equipment, which was offset in part by a $1.9 million net decrease in guarantee deposits.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $0.3 million for the three months ended March 31, 2026, compared to $1.5 million of cash outflow used in by financing activities for the three months ended March 31, 2025. The financing cash outflow for the three months ended March 31, 2026 was primarily attributable to a payment of $0.2 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the three months ended March 31, 2025 was primarily attributable to a payment of $0.9 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Interim Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the three months ended March 31, 2026, capital expenditures for property, plant and equipment were $3.9 million, a $3.7 million increase from $0.2 million for the three months ended March 31, 2025. Of the $3.9 million incurred during the first quarter of 2026, approximately $2.5 million was related to investments in equipment at our fabrication facility located in Gumi, Korea. These investments are expected to support the development of new generation products and the installation of new tools to optimize product mix and improvement in gross profit margins for the future periods.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, or our 2025 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2025 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2025 Form 10-K.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I, Item 3. Legal Proceedings” of our 2025 Form 10-K.

See also “Item 1A. Risk Factors” in this Report and “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K for additional information.

Item 1A. Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements.

In addition to the other information contained in this Report and the other reports and materials the Company files with the Securities and Exchange Commission, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2025 Form 10-K as well as in our subsequent filings with the Securities and Exchange Commission. The risks described herein and therein are not the only ones we face.

Upgrades and modernization of power system infrastructure could interrupt production and materially and adversely impact our business, prospects, financial condition and results of operations.

Our Gumi fabrication facilityrequires a stable supply of electricity to support continuous manufacturing operations and sensitive production equipment. As we seek to maintain and improve our production capabilities, we may be required to further modernize our facilities and equipment and upgrade our manufacturing facilities. In addition, we rely on third parties to supply stable power supply and other power systems infrastructure to support our fabrication operations, and such third parties may from time to time perform maintenance, upgrades or other work relating to the supporting power systems infrastructure, including a planned upgrade to certain power infrastructure serving our Gumi fabrication facility that is currently expected to result in a temporary power interruption and related operational adjustments. Any damage to fabrication equipment, disruption during the resumption of operations, production delays, wafer losses, deterioration in yield or other operational inefficiencies resulting from such upgrade could materially and adversely affect our business, financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended March 31,2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
January 2026	—	—	—	$20,951
February 2026	—	—	—	$20,951
March 2026	—	—	—	$20,951
Total	—	—	—	$20,951

(1)
On July 19, 2023, the Company’s Board of Directors authorized a new $50 million stock buyback program (the "Repurchase Plan"). Purchases under the Repurchase Plan have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. No purchases under the Repurchase Plan were made during the quarter ended March 31, 2026.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1#*	Employment Agreement, dated as of October 22, 2018, by and between Magnachip Semiconductor Corporation and Seunghoon Lee.

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

# Filed herewith

† Furnished herewith

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 8, 2026	By:	/s/ Camillo Martino
Camillo Martino
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2026	By:	/s/ Shinyoung Park
Shinyoung Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)