Form 10-Q
period 2026-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2026-08-10
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the registrant had 36,510,111 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II OTHER INFORMATION		46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	48
SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$87,936	$103,756
Accounts receivable, net	23,788	26,022
Inventories, net	34,136	34,151
Other receivables	4,096	2,882
Prepaid expenses	4,346	5,062
Hedge collateral (Note 8)	4,540	1,200
Other current assets (Note 18)	5,631	3,782
Total current assets	164,473	176,855
Property, plant and equipment, net	92,243	100,204
Operating lease right-of-use assets	1,423	2,070
Intangible assets, net	395	454
Long-term prepaid expenses, net	498	584
Deferred income taxes	60,217	64,248
Other non-current assets	5,602	7,114
Total assets	$324,851	$351,529
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,127	$20,848
Other accounts payable	5,690	11,444
Accrued expenses (Note 7)	7,696	6,929
Accrued income taxes	38	81
Operating lease liabilities	1,144	1,427
Current portion of long-term borrowings (Note 11)	25,949	—
Other current liabilities	6,044	2,681
Total current liabilities	67,688	43,410
Long-term borrowings (Note 11)	15,566	44,599
Accrued severance benefits, net	11,908	11,502
Non-current operating lease liabilities	324	690
Other non-current liabilities	2,833	3,078
Total liabilities	98,319	103,279
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 58,318,707 shares issued and 36,510,111 outstanding at June 30, 2026 and 58,027,696 shares issued and 36,219,100 outstanding at December 31, 2025	581	579
Additional paid-in capital	283,263	281,537
Retained earnings	205,390	214,852
Treasury stock, 21,808,596 shares at June 30, 2026 and 21,808,596 shares at December 31, 2025, respectively	(229,910)	(229,910)
Accumulated other comprehensive loss	(32,792)	(18,808)
Total stockholders’ equity	226,532	248,250
Total liabilities and stockholders’ equity	$324,851	$351,529

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands of U.S. dollars, except share data)
Net sales	$44,704	$47,622	$90,912	$92,344
Cost of sales	36,056	37,910	75,070	73,270
Gross profit	8,648	9,712	15,842	19,074
Operating expenses:
Selling, general and administrative expenses	8,747	8,976	16,413	18,179
Research and development expenses	7,896	6,488	14,594	11,925
Other charges	1,981	846	1,981	846
Total operating expenses	18,624	16,310	32,988	30,950
Operating loss	(9,976)	(6,598)	(17,146)	(11,876)
Interest income	949	1,322	2,012	2,862
Interest expense	(320)	(373)	(693)	(796)
Foreign currency gain (loss), net	(526)	10,797	(641)	10,392
Other income (loss), net	286	(83)	276	31
Income (Loss) from continuing operations before income tax benefit, net	(9,587)	5,065	(16,192)	613
Income tax benefit, net	(1,986)	(4,138)	(3,894)	(4,539)
Income (Loss) from continuing operations	(7,601)	9,203	(12,298)	5,152
Income (Loss) from discontinued operations, net of tax	2,786	(8,880)	2,836	(13,707)
Net income (loss)	$(4,815)	$323	$(9,462)	$(8,555)
Basic earnings (loss) per common share—
Continuing operations	$(0.21)	$0.26	$(0.34)	$0.14
Discontinued operations	$0.08	$(0.25)	$0.08	$(0.37)
Total	$(0.13)	$0.01	$(0.26)	$(0.23)
Diluted earnings (loss) per common share—
Continuing operations	$(0.21)	$0.25	$(0.34)	$0.14
Discontinued operations	$0.08	$(0.24)	$0.08	$(0.37)
Total	$(0.13)	$0.01	$(0.26)	$(0.23)
Weighted average number of shares—
Basic	36,454,812	36,083,703	36,431,327	36,483,551
Diluted	36,454,812	36,768,647	36,431,327	37,209,622

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands of U.S. dollars)
Net income (loss)	$(4,815)	$323	$(9,462)	$(8,555)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,371)	875	(10,346)	1,630
Derivative adjustments	(170)	1,696	(3,638)	2,357
Total other comprehensive income (loss)	(2,541)	2,571	(13,984)	3,987
Total comprehensive income (loss)	$(7,356)	$2,894	$(23,446)	$(4,568)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands of U.S. dollars,	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
except share data)	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Three Months Ended June 30, 2026:
Balance at March 31, 2026	36,440,854	$581	$282,178	$210,205	$(229,910)	$(30,251)	$232,803
Stock-based compensation	—	—	1,019	—	—	—	1,019
Issuance of common stock	10,809	0	66	—	—	—	66
Settlement of restricted stock units	58,448	0	—	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(2,541)	(2,541)
Net loss	—	—	—	(4,815)	—	—	(4,815)
Balance at June 30, 2026	36,510,111	$581	$283,263	$205,390	$(229,910)	$(32,792)	$226,532
Three Months Ended June 30, 2025:
Balance at March 31, 2025	36,675,789	$575	$280,452	$235,698	$(227,047)	$(20,477)	$269,201
Stock-based compensation	—	—	462	—	—	—	462
Settlement of restricted stock units	9,806	0	(61)	—	—	—	(61)
Acquisition of treasury stock	(731,557)	—	—	—	(2,334)	—	(2,334)
Other comprehensive income, net	—	—	—	—	—	2,571	2,571
Net income	—	—	—	323	—	—	323
Balance at June 30, 2025	35,954,038	$575	$280,853	$236,021	$(229,381)	$(17,906)	$270,162

(In thousands of U.S. dollars,	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
except share data)	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Six Months Ended June 30, 2026:
Balance at December 31, 2025	36,219,100	$579	$281,537	$214,852	$(229,910)	$(18,808)	$248,250
Stock-based compensation	—	—	1,662	—	—	—	1,662
Issuance of common stock	10,809	0	66	—	—	—	66
Settlement of restricted stock units	280,202	2	(2)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(13,984)	(13,984)
Net loss	—	—	—	(9,462)	—	—	(9,462)
Balance at June 30, 2026	36,510,111	$581	$283,263	$205,390	$(229,910)	$(32,792)	$226,532
Six Months Ended June 30, 2025:
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	1,492	—	—	—	1,492
Settlement of restricted stock units	82,768	1	(62)	—	—	—	(61)
Acquisition of treasury stock	(1,040,848)	—	—	—	(3,498)	—	(3,498)
Other comprehensive income, net	—	—	—	—	—	3,987	3,987
Net loss	—	—	—	(8,555)	—	—	(8,555)
Balance at June 30, 2025	35,954,038	$575	$280,853	$236,021	$(229,381)	$(17,906)	$270,162

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(9,462)	$(8,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,637	6,661
Provision for severance benefits	2,338	2,175
Loss (gain) on foreign currency, net	5,878	(18,085)
Provision (reversal) for inventory reserves	(1,224)	845
Stock-based compensation	1,662	1,492
Impairment charges	—	7,362
Deferred income taxes	8	(649)
Others, net	128	476
Changes in operating assets and liabilities
Accounts receivable, net	1,018	(4,600)
Inventories	(1,220)	(4,979)
Other receivables	(1,246)	(5,835)
Prepaid expenses	1,380	4,621
Other current assets	(2,882)	675
Accounts payable	581	2,559
Other accounts payable	(5,690)	(4,972)
Accrued expenses	1,287	(2,022)
Accrued income taxes	(41)	22
Other current liabilities	160	(546)
Other non-current liabilities	400	8
Payment of severance benefits	(689)	(9,843)
Others, net	(969)	3,389
Net cash used in operating activities	(2,946)	(29,801)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	4,334	2,237
Payment of hedge collateral	(7,828)	—
Purchase of property, plant and equipment	(5,244)	(12,083)
Payment for intellectual property registration	(67)	(85)
Collection of guarantee deposits	2,026	2,336
Payment of guarantee deposits	(158)	(297)
Others, net	49	180
Net cash used in investing activities	(6,888)	(7,712)
Cash flows from financing activities
Proceeds from long-term borrowings	—	6,964
Proceeds from issuance of common stock	66	—
Acquisition of treasury stock	(201)	(4,020)
Repayment of financing related to water treatment facility arrangement	(217)	(225)
Repayment of principal portion of finance lease liabilities	(66)	(80)
Net cash provided by (used in) financing activities	(418)	2,639
Effect of exchange rates on cash and cash equivalents	(5,568)	9,590
Net decrease in cash and cash equivalents	(15,820)	(25,284)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	103,756	138,610
Cash and cash equivalents at end of period	$87,936	$113,326
Supplemental cash flow information
Cash paid for interest on long-term borrowings	$763	$613
Cash refunded for income taxes	$(437)	$(1,168)
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,519	$939

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

There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2026 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities, including grants related to assets and grants related to income. The amendments are effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

The following table summarizes the results from discontinued operations, net of tax, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$6,075	$7,730	$7,721	$17,286
Cost of sales	2,443	4,068	3,597	10,507
Gross profit	3,632	3,662	4,124	6,779
Operating expenses:
Selling, general and administrative expenses	136	41	244	1,584
Research and development expenses	118	2,972	251	9,253
Early termination charges	—	1,561	—	1,561
Impairment and other charges	7	7,460	7	7,587
Total operating expenses	261	12,034	502	19,985
Operating income (loss) from discontinued operations	3,371	(8,372)	3,622	(13,206)
Interest income	0	84	0	215
Interest expense	(15)	(122)	(29)	(242)
Foreign currency gain (loss), net	116	(424)	165	(428)
Other income (loss), net	(1)	144	7	144
Income (Loss) from discontinued operations before income tax expense	3,471	(8,690)	3,765	(13,517)
Income tax expense, net	685	190	929	190
Income (Loss) from discontinued operations, net of tax	$2,786	$(8,880)	$2,836	$(13,707)

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

The following table presents the major classes of assets and liabilities of the discontinued operations that were included in the consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$2,814	$2,689
Inventories, net	2,519	2,252
Accrued severance benefits, net	40	24

The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Significant non-cash operating activities:
Depreciation and amortization	$11	$304
Provision for severance benefits	19	(243)
Stock-based compensation	—	(353)
Impairment charges	—	7,362
Investing activities:
Capital expenditures	$—	$—

Although the Company has discontinued the Display business, certain limited activities remain active solely for the purpose of completing the orderly wind-down of operations and fulfilling pre-existing customer obligations, including the sale of “end of life” (“EOL”) Display products, which is being conducted by MSK. A small team has been retained exclusively to facilitate these wind-down activities.

As such, the result of these limited ongoing activities do not qualify for presentation as part of continuing operations and are instead presented as part of discontinued operations. The following table presents the revenue, gross profit and operating expenses related to the Company’s continuing involvement with the Discontinued Business for the period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$6,075	$2,318	$7,721	$2,318
Gross profit	3,632	933	4,124	933
Operating expenses	246	143	493	143

3. Inventories

Inventories as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$7,038	$7,542
Semi-finished goods and work-in-process	27,249	29,245
Raw materials	4,843	4,198
Materials in-transit	—	—
Less: inventory reserve	(4,994)	(6,834)
Inventories, net	$34,136	$34,151

Changes in inventory reserve for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2026		June 30, 2025
Beginning balance	$(6,143)	$(6,834)	$(8,754)	$(7,732)
Change in reserve
Inventory reserve charged to costs of sales	(834)	(1,995)	(1,357)	(3,656)
Sale of previously reserved inventory	1,719	3,174	1,578	2,846
	885	1,179	221	(810)
Write off	172	192	538	735
Translation adjustments	92	469	(500)	(688)
Ending balance	$(4,994)	$(4,994)	$(8,495)	$(8,495)

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

4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2026 and December 31, 2025 are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Buildings and related structures	$22,836	$24,371
Machinery and equipment	126,367	137,024
Finance lease right-of-use assets	422	495
Others	25,948	32,342
	175,573	194,232
Less: accumulated depreciation	(118,231)	(128,171)
Land	10,871	11,679
Construction in progress	24,030	22,464
Property, plant and equipment, net	$92,243	$100,204

Aggregate depreciation expenses associated with continuing operations totaled $5,540 thousand and $6,225 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

5. Intangible Assets

Intangible assets as of June 30, 2026 and December 31, 2025 are comprised of the following (in thousands):

	June 30, 2026
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,181	$(6,786)	$395
Intangible assets	$7,181	$(6,786)	$395

	December 31, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,672	$(7,218)	$454
Intangible assets	$7,672	$(7,218)	$454

Aggregate amortization expenses associated with continuing operations totaled $86 thousand and $132 thousand for the six months ended June 30, 2026 and 2025, respectively.

6. Leases

The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from one year to four years.

The tables below present financial information related to the Company’s leases.

Supplemental balance sheets information related to leases as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

Leases	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease	Operating lease right-of-use assets	$1,423	$2,070
Finance lease	Property, plant and equipment, net	145	217
Total lease assets		$1,568	$2,287
Liabilities
Current
Operating lease	Operating lease liabilities	$1,144	$1,427
Finance lease	Other current liabilities	106	130
Non-current
Operating lease	Non-current operating lease liabilities	324	690
Finance lease	Other non-current liabilities	71	128
Total lease liabilities		$1,645	$2,375

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	1.3 years	1.5 years
Finance leases	1.7 years	2.1 years
Weighted average discount rate
Operating leases	6.0%	6.5%
Finance leases	6.9%	7.0%

The components of lease cost from continuing operations included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$333	$495	$704	$979
Finance lease cost
Amortization of right-of-use assets	28	37	58	73
Interest on lease liabilities	3	8	7	15
Total lease cost	$364	$540	$769	$1,067

The above table does not include an immaterial cost of short-term leases for the three and six months ended June 30, 2026 and 2025.

Other lease information associated with continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$343	$470	$701	$1,092
Operating cash flows from finance leases	3	8	7	15
Financing cash flows from finance leases	32	40	66	78

Non-cash transaction amounts of lease liabilities arising from obtaining right-of-use assets were $263 thousand and $1,147 thousand for the six months ended June 30, 2026 and 2025, respectively.

The aggregate future lease payments for operating and finance leases as of June 30, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$677	$63
2027	740	103
2028	92	20
2029	13	2
Total future lease payments	1,522	188
Less: Imputed interest	(53)	(11)
Present value of future payments	$1,469	$177

7. Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll, benefits and related taxes, excluding severance benefits	$4,791	$4,999
Withholding tax attributable to intercompany interest income	216	7
Outside service fees	901	841
Others	1,788	1,082
Accrued expenses	$7,696	$6,929

8. Derivative Financial Instruments

The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of the zero cost collar contracts as of June 30, 2026 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 17, 2025	$9,000	July 2026 to September 2026
September 30, 2025	$15,000	July 2026 to December 2026
November 07, 2025	$36,000	July 2026 to June 2027
April 23, 2026	$18,000	April 2027 to September 2027

Details of the zero cost collar contracts as of December 31, 2025 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
February 03, 2025	$9,000	January 2026 to March 2026
July 10, 2025	$9,000	April 2026 to June 2026
July 17, 2025	$9,000	July 2026 to September 2026
September 30, 2025	$27,000	January 2026 to December 2026
November 07, 2025	$42,000	April 2026 to June 2027

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2026	December 31, 2025
Assets Derivatives:
Zero cost collars	Other current assets	$—	$3
Liability Derivatives:
Zero cost collars	Other current liabilities	$4,948	$1,644
Zero cost collars	Other non-current liabilities	$358	$126

Offsetting of derivative liabilities as of June 30, 2026 is as follows (in thousands):

	Gross	Gross amounts offset	Net amounts of liabilities presented	Gross amounts not offset in the balance sheets
As of June 30, 2026	amounts of recognized liabilities	in the balance sheets	in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Liability Derivatives:
Zero cost collars	$5,306	$—	$5,306	$—	$(4,540)	$766

Offsetting of derivative assets and liabilities as of December 31, 2025 is as follows (in thousands):

	Gross amounts of	Gross amounts offset	Net amounts of assets/ liabilities presented	Gross amounts not offset in the balance sheets
As of December 31, 2025	recognized assets/ liabilities	in the balance sheets	in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Asset Derivatives:
Zero cost collars	$3	$—	$3	$—	$—	$3
Liability Derivatives:
Zero cost collars	$1,770	$—	$1,770	$—	$(1,200)	$570

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2026 and 2025 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025		2026	2025		2026	2025
Zero cost collars	$(1,574)	$1,617	Net sales	$(1,404)	$(79)	Other income, net	$279	$(80)
	$(1,574)	$1,617		$(1,404)	$(79)		$279	$(80)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025		2026	2025
Zero cost collars	$(5,267)	$1,753	Net sales	$(1,629)	$(604)	Other income, net	$259	$(51)
	$(5,267)	$1,753		$(1,629)	$(604)		$259	$(51)

As of June 30, 2026, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next 12 months is $4,059 thousand.

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for any exposure in excess of $500 thousand. As of June 30, 2026, $4,540 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet. As of December 31, 2025, $1,200 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.

These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

9. Fair Value Measurements

Fair Value of Financial Instruments

As of June 30, 2026, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2026	Fair Value Measurement June 30, 2026	Quoted Prices in Active Markets for Identical Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (Other current liabilities)	$4,948	$4,948	—	$4,948	—
Derivative liabilities (Other non-current liabilities)	$358	$358	—	$358	—

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

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2026, 97% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2026		June 30, 2025
Beginning balance	$36,094	$37,060	$46,886	$45,594
Provisions	1,126	2,338	661	2,175
Severance payments	(461)	(689)	(9,518)	(9,843)
Translation adjustments	(670)	(2,620)	3,552	3,655
	36,089	36,089	41,581	41,581
Less: Cumulative contributions to severance insurance deposit accounts	(24,166)	(24,166)	(27,313)	(27,313)
The National Pension Fund	(15)	(15)	(20)	(20)
Accrued severance benefits, net	$11,908	$11,908	$14,248	$14,248

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

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
2027	$365
2028	$—
2029	$1,529
2030	$2,082
2031	$2,998
2032 – 2037	$16,012

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

11. Borrowings

Borrowings as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Term Loan due March 2027	$25,949	$27,877
CAPEX Loans due June 2035	15,566	16,722
Total borrowings	$41,515	$44,599
Less: current portion of long-term borrowings	(25,949)	—
Long-term borrowings	$15,566	$44,599

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

The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 ($29,835 thousand based on the KRW/USD exchange rate of 1,340.7:1 as of March 26, 2024 as quoted by KEB Hana Bank), which was funded in full to MSK on March 26, 2024.

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

As of June 30, 2026, $25,949 thousand aggregate principal amount of the Term Loan was outstanding, bearing interest at a variable rate of 4.03% per annum as of that date.

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

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 ($15,566 thousand in the aggregate based on the KRW/USD exchange rate of 1,541.5:1 as of June 30, 2026, as quoted by KEB Hana Bank). The CAPEX Loans bear a weighted average interest rate of 2.91% per annum and mature on June 26, 2035.

As of June 30, 2026, the aggregate principal amount outstanding under the CAPEX Loans was $15,566 thousand, and the scheduled principal repayment amounts are as following (in thousands):

Principal Repayments
Remainder of 2026	$—
2027	$973
2028	$1,946
2029	$1,946
2030	$1,946
2031 – 2035	$8,755

12. Other Charges

For the three and six months ended June 30, 2026, the Company recorded $1,981 thousand of other charges, consisting of a $1,095 thousand customer goodwill payment related to a certain product, and $886 thousand of one-time employee incentives. For the same period in 2025, the Company recorded $496 thousand of one-time employee incentives and $350 thousand of certain executive separation benefit related accruals.

13. Foreign Currency Loss, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to MSK, the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2026 and December 31, 2025, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $76,948 thousand and $75,063 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,541.5:1 and 1,434.9:1 using the first base rate as of June 30, 2026 and December 31, 2025, respectively, as quoted by the KEB Hana Bank.

14. Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $1,986 thousand and $3,894 thousand, primarily related to the estimated taxable loss in its primary operating entity in Korea for the respective period.

For the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $4,138 thousand and $4,539 thousand, primarily related to its primary operating entity in Korea based on the estimated taxable loss for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales
Power Solutions business
Power Analog Solutions	$40,574	$42,261	$82,221	$82,118
Power IC	4,130	5,361	8,691	10,226
Total Power Solutions business	44,704	47,622	90,912	92,344
Total net sales	$44,704	$47,622	$90,912	$92,344

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of Sales
Power Solutions business
Power Analog Solutions	$33,615	$34,552	$69,911	$67,309
Power IC	2,441	3,358	5,159	5,961
Total Power Solutions business	36,056	37,910	75,070	73,270
Total cost of sales	$36,056	$37,910	$75,070	$73,270

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross Profit
Power Solutions business
Power Analog Solutions	$6,959	$7,709	$12,310	$14,809
Power IC	1,689	2,003	3,532	4,265
Total Power Solutions business	8,648	9,712	15,842	19,074
Total gross profit	$8,648	$9,712	$15,842	$19,074

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Korea	$18,827	$22,721	$39,493	$44,437
Asia Pacific (other than Korea)	24,027	22,445	47,614	43,437
United States	1,005	1,470	2,244	2,652
Europe	845	986	1,561	1,818
Total	$44,704	$47,622	$90,912	$92,344

For the three months ended June 30, 2026 and 2025, of the Company’s net sales in Asia Pacific (other than Korea), net sales in China and Hong Kong together represented 81.7% and 80.8%, respectively, and net sales in Taiwan represented 9.9% and 10.7%, respectively. For the six months ended June 30, 2026 and 2025, of the Company’s net sales in Asia Pacific (other than Korea), net sales in China and Hong Kong together represented 82.7% and 81.9%, respectively, and net sales in Taiwan represented 10.4% and 11.0%, respectively.

Net sales from the Company’s top ten largest customers accounted for 73.3% and 74.4% for the three months ended June 30, 2026 and 2025, respectively, and 73.2% and 74.0% for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, the Company had one customer that represented 26.5% of net sales. For the six months ended June 30, 2026, the Company had one customer that represented 28.8% of net sales. For the three months ended June 30, 2025, the Company had one customer that represented 29.4% of net sales. For the six months ended June 30, 2025, the Company had one customer that represented 31.1% of net sales.

As of June 30, 2026, one customer accounted for 44.1% of the Company’s accounts receivable. As of December 31, 2025, two customers accounted for 35.4% and 15.7% of the Company’s accounts receivable, respectively.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026	December 31, 2025
Foreign currency translation adjustments	$(28,439)	$(18,093)
Derivative adjustments	(4,353)	(715)
Total	$(32,792)	$(18,808)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

Three Months Ended June 30, 2026	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(26,068)	$(4,183)	$(30,251)
Other comprehensive loss before reclassifications	(2,371)	(1,574)	(3,945)
Amounts reclassified from accumulated other comprehensive loss	—	1,404	1,404
Net current-period other comprehensive loss	(2,371)	(170)	(2,541)
Ending balance	$(28,439)	$(4,353)	$(32,792)

Three Months Ended June 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,172)	$(305)	$(20,477)
Other comprehensive income before reclassifications	260	1,617	1,877
Amounts reclassified from accumulated other comprehensive loss	615	79	694
Net current-period other comprehensive income	875	1,696	2,571
Ending balance	$(19,297)	$1,391	$(17,906)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

Six Months Ended June 30, 2026	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,093)	$(715)	$(18,808)
Other comprehensive loss before reclassifications	(10,346)	(5,267)	(15,613)
Amounts reclassified from accumulated other comprehensive loss	—	1,629	1,629
Net current-period other comprehensive loss	(10,346)	(3,638)	(13,984)
Ending balance	$(28,439)	$(4,353)	$(32,792)

Six Months Ended June 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)
Other comprehensive income before reclassifications	1,015	1,753	2,768
Amounts reclassified from accumulated other comprehensive loss	615	604	1,219
Net current-period other comprehensive income	1,630	2,357	3,987
Ending balance	$(19,297)	$1,391	$(17,906)

17. Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per common share
Income (Loss) from continuing operations	$(7,601)	$9,203	$(12,298)	$5,152
Income (Loss) from discontinued operations, net of tax	2,786	(8,880)	2,836	(13,707)
Net income (loss)	$(4,815)	$323	$(9,462)	$(8,555)
Basic weighted average common stock outstanding	36,454,812	36,083,703	36,431,327	36,483,551
Basic earnings (loss) per common share
Continuing operations	$(0.21)	$0.26	$(0.34)	$0.14
Discontinued operations	0.08	(0.25)	0.08	(0.37)
Total	$(0.13)	$0.01	$(0.26)	$(0.23)
Diluted earnings (loss) per common share
Income (Loss) from continuing operations	$(7,601)	$9,203	$(12,298)	$5,152
Income (Loss) from discontinued operations, net of tax	2,786	(8,880)	2,836	(13,707)
Net income (loss)	$(4,815)	$323	$(9,462)	$(8,555)
Basic weighted average common stock outstanding	36,454,812	36,083,703	36,431,327	36,483,551
Net effect of dilutive equity awards	—	684,944	—	726,071
Diluted weighted average common stock outstanding	36,454,812	36,768,647	36,431,327	37,209,622
Diluted earnings (loss) per common share
Continuing operations	$(0.21)	$0.25	$(0.34)	$0.14
Discontinued operations	0.08	(0.24)	0.08	(0.37)
Total	$(0.13)	$0.01	$(0.26)	$(0.23)

Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss from continuing operations for the three and six months ended June 30, 2026, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic loss per common share equals diluted loss per common share.

The following outstanding instruments were excluded from the computation of diluted loss per common share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Options	149,211	464,065	149,211	464,065
Restricted Stock Units	2,183,926	—	2,183,926	—

18. Commitments and Contingencies

Advances to Suppliers

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $548 thousand and $512 thousand as other current assets as of June 30, 2026 and December 31, 2025, respectively.

19. Stockholders’ Equity

At the Market Offering

On June 17, 2026, the Company entered into an At Market Issuance Sales Agreement (the “ATM Program”) with B. Riley Securities, Inc., as sales agent, pursuant to which it may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $50.0 million under its shelf registration statement on Form S-3 (File No. 333-296756) and a related prospectus supplement dated June 17, 2026.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors referenced in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 filed on March 16, 2026 (“2025 Form 10-K”).

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

To maintain and increase our profitability, we must accurately forecast trends in demand for electronics devices that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve, including trends and cyclicality in the semiconductor industry, which are influenced by broader macroeconomic conditions, including inflation, interest rates, geopolitical developments and global trade policies. For example, certain shipments to customers with operations in or exposure to the United States or China are subject to heightened risks and uncertainties arising from trade and export control policies, including the imposition of new tariffs, increases in existing tariffs, or other export control measures implemented by the United States, China, or other governmental authorities. Furthermore, ongoing geopolitical tensions, including conflicts and instability in the Middle East, such as the military conflict involving the United States, Israel, and Iran, as well as tensions between China and Taiwan, may contribute to increased volatility in global markets and increased costs, as well as disruptions in supply chains and impacts to customer demand. We must also invest in relevant research and development activities and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Demand for our products and services is driven by overall demand for industrial, automotive, communication, consumer and computing products and can be adversely affected by, among others, periods of weak consumer and enterprise spending, changes in global trade conditions, export controls, tariffs, geopolitical uncertainty, or by market share losses by our customers. Macroeconomic conditions, including inflation, increased energy costs and supply chain constraints, have contributed to increased logistics and input costs across the supply chain, and such costs may remain elevated. We continue to monitor for potential disruptions or cost increases resulting from geopolitical tensions, including in the Middle East and Eastern Europe, as well as evolving global trade policies. In order to mitigate the impact of market volatility on our business, we continually strive to diversify our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.

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

Recent Developments

Strategic Partnership for Silicon Carbide (SiC) Technologies

In July 2026, we entered into a strategic partnership with Navitas Semiconductor Corporation (“Navitas”) to accelerate adoption of SiC technologies in high-voltage (“HV”) and ultra-high-voltage (“UHV”) power markets. Under the terms of the agreement, we will license certain Navitas technology to enter the HV and UHV SiC markets, enabling us to build on Navitas' proven SiC device platforms for next-generation power conversion applications.

We will also gain access to Navitas' SiC supply chain and materials ecosystem, supporting faster market entry. At the same time, we and Navitas will seek to port, qualify, and internalize the technology at our fabrication facility in order to help accelerate our entry into SiC technology. The licensed technologies are expected to support next-generation applications including energy and grid infrastructure, energy storage, industrial electrification, automotive and other high-power systems.

Gumi Power Substation Upgrade

A planned upgrade to the electrical substation in our Gumi fabrication facility by a third-party owner of the substation is expected to take place during the third quarter of 2026 and will temporarily impact operations at our Gumi facility. To help mitigate potential customer supply disruptions, we increased inventory production during the second quarter and a portion of the third quarter of 2026 in advance of the electrical substation upgrade. As a result, our factory utilization rate was higher in the second quarter, while utilization is expected to be lower in the third quarter during the planned upgrade.

The higher fab utilization in the second quarter is expected to have a favorable one-quarter lag impact on third-quarter gross profit margin. However, we currently expect this benefit to be more than offset by an unfavorable product mix driven by increased demand for lower-margin products. As a result, the planned increase in second-quarter production is not expected to have a significant positive impact on third-quarter gross margin.

Looking ahead, the lower fab utilization expected in the third quarter as a result of the planned electrical substation upgrade is expected to have a one-quarter lag impact on gross profit margin, with a modest negative impact expected on fourth-quarter gross margin.

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

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) stock-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) other charges. EBITDA for the periods indicated is defined as income(loss) from continuing operations before interest income, interest expense, income tax benefit, net and depreciation and amortization.

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

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions)
Income (Loss) from continuing operations	$(7.6)	$(12.3)	$9.2	$5.2
Interest income	(0.9)	(2.0)	(1.3)	(2.9)
Interest expense	0.3	0.7	0.4	0.8
Income tax benefit, net	(2.0)	(3.9)	(4.1)	(4.5)
Depreciation and amortization	2.8	5.6	3.2	6.4
EBITDA from continuing operations	$(7.5)	$(11.9)	$7.4	$4.9
Adjustments:
Stock-based compensation expense(a)	1.0	1.7	1.0	1.8
Foreign currency loss (gain), net(b)	0.5	0.6	(10.8)	(10.4)
Derivative valuation loss (gain), net(c)	(0.3)	(0.3)	0.1	0.1
Other charges(d)	2.0	2.0	0.8	0.8
Adjusted EBITDA from continuing operations	$(4.2)	$(7.9)	$(1.5)	$(2.7)

(a)
This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
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
(d)
For the three and six months ended June 30, 2026, this adjustment eliminates $2.0 million of other charges, consisting of a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives. For the three and six months ended June 30, 2025, this adjustment eliminates $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

We present Adjusted Operating Income (Loss) as supplemental measures of our performance. We prepare Adjusted Operating Income (Loss) by adjusting operating income (loss) to eliminate the impact of stock-based compensation expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Operating Income (Loss) is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income (loss) from ongoing business operations.

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude (i) stock-based compensation expense and (ii) other charges.

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions)
Operating loss	$(10.0)	$(17.1)	$(6.6)	$(11.9)
Adjustments:
Stock-based compensation expense(a)	1.0	1.7	1.0	1.8
Other charges(b)	2.0	2.0	0.8	0.8
Adjusted Operating Loss	$(7.0)	$(13.5)	$(4.8)	$(9.2)

(a)
This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(b)
For the three and six months ended June 30, 2026, this adjustment eliminates $2.0 million of other charges, consisting of a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives. For the three and six months ended June 30, 2025, this adjustment eliminates $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

We present Adjusted Net Income (Loss) (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) (including on a per share basis) by adjusting income (loss) from continuing operations to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as income (loss) from continuing operations, adjusted to exclude (i) stock-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) other charges and (v) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Loss (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions, except per share data)
Income (Loss) from continuing operations	$(7.6)	$(12.3)	$9.2	$5.2
Adjustments:
Stock-based compensation expense(a)	1.0	1.7	1.0	1.8
Foreign currency loss (gain), net(b)	0.5	0.6	(10.8)	(10.4)
Derivative valuation loss (gain), net(c)	(0.3)	(0.3)	0.1	0.1
Other charges(d)	2.0	2.0	0.8	0.8
Income tax effect on non-GAAP adjustments(e)	(0.5)	(0.7)	(2.3)	(2.3)
Adjusted Loss from continuing operations	$(4.9)	$(9.0)	$(2.0)	$(4.8)
Reported earnings (loss) per share – basic	$(0.21)	$(0.34)	$0.26	$0.14
Reported earnings (loss) per share – diluted	$(0.21)	$(0.34)	$0.25	$0.14
Weighted average number of shares – basic	36,454,812	36,431,327	36,083,703	36,483,551
Weighted average number of shares – diluted	36,454,812	36,431,327	36,768,647	37,209,622
Adjusted loss per share – basic	$(0.13)	$(0.25)	$(0.05)	$(0.13)
Adjusted loss per share – diluted	$(0.13)	$(0.25)	$(0.05)	$(0.13)
Weighted average number of shares – basic	36,454,812	36,431,327	36,083,703	36,483,551
Weighted average number of shares – diluted	36,454,812	36,431,327	36,083,703	36,483,551

(a)
This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.

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
(d)
For the three and six months ended June 30, 2026, this adjustment eliminates $2.0 million of other charges, consisting of a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives. For the three and six months ended June 30, 2025, this adjustment eliminates $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.
(e)
For the three and six months ended June 30, 2026 and 2025, income tax effect on non-GAAP adjustments was calculated by comparing the tax expense of each jurisdiction with and without the non-GAAP adjustments.

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
•
Adjusted Net Income (Loss) does not consider the potentially dilutive impact of issuing stock-based compensation to our management team and employees;
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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2026 and 2025, our products were sold to 160 and 163 end customers, respectively, and our net sales to our ten largest customers represented 73.2% and 74.0% of our net sales, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2026, 97% of our employees were eligible for severance benefits.

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

Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss may be affected by changes in the exchange rate between the Korean won and the U.S. dollar, including those related to the intercompany long-term loans to our Korean subsidiary, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of June 30, 2026, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $76.9 million. While the intercompany loan balance including accrued interest has decreased compared to prior periods, changes in exchange rates could continue to affect our reported foreign currency gain or loss. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net sales	$44.7	100.0%	$47.6	100.0%	$(2.9)
Cost of sales	36.1	80.7	37.9	79.6	(1.9)
Gross profit	8.6	19.3	9.7	20.4	(1.1)
Operating expenses:
Selling, general and administrative expenses	8.7	19.6	9.0	18.8	(0.2)
Research and development expenses	7.9	17.7	6.5	13.6	1.4
Other charges	2.0	4.4	0.8	1.8	1.1
Total operating expenses	18.6	41.7	16.3	34.2	2.3
Operating loss	(10.0)	(22.3)	(6.6)	(13.9)	(3.4)
Interest income	0.9	2.1	1.3	2.8	(0.4)
Interest expense	(0.3)	(0.7)	(0.4)	(0.8)	0.1
Foreign currency gain (loss), net	(0.5)	(1.2)	10.8	22.7	(11.3)
Other income (loss), net	0.3	0.6	(0.1)	(0.2)	0.4
	0.4	0.9	11.7	24.5	(11.3)
Income (Loss) from continuing operations before income tax benefit, net	(9.6)	(21.4)	5.1	10.6	(14.7)
Income tax benefit, net	(2.0)	(4.4)	(4.1)	(8.7)	2.2
Income (Loss) from continuing operations	(7.6)	(17.0)	9.2	19.3	(16.8)
Income (Loss) from discontinued operations, net of tax	2.8	6.2	(8.9)	(18.6)	11.7
Net income (loss)	$(4.8)	(10.8)%	$0.3	0.7%	$(5.1)

Results by business line

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net Sales
Power Solutions business
Power Analog Solutions	$40.6	90.8%	$42.3	88.7%	$(1.7)
Power IC	4.1	9.2	5.4	11.3	(1.2)
Total Power Solutions business	44.7	100.0	47.6	100.0	(2.9)
Total net sales	$44.7	100.0%	$47.6	100.0%	$(2.9)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Power Solutions business
Power Analog Solutions	$7.0	17.2%	$7.7	18.2%	$(0.8)
Power IC	1.7	40.9	2.0	37.4	(0.3)
Total Power Solutions business	8.6	19.3	9.7	20.4	(1.1)
Total gross profit	$8.6	19.3%	$9.7	20.4%	$(1.1)

Net Sales

We operate within a single operating segment, Power Solutions business, which consists of our Power Analog Solutions and Power IC businesses.

The Power Solutions business. Net Sales from Power Solutions business were $44.7 million for the three months ended June 30, 2026, a $2.9 million, or 6.1%, decrease compared to $47.6 million for the three months ended June 30, 2025. This decrease was primarily due to a decrease in revenue from both our Power Analog Solutions and Power IC businesses, as described below.

Net sales from Power Analog Solutions business were $40.6 million for the three months ended June 30, 2026, a $1.7 million, or 4.0%, decrease compared to $42.3 million for the three months ended June 30, 2025. The decrease in net sales from our Power Analog Solutions business line was primarily attributable to weaker demand for our older generation products resulting from intensified pricing competition, which was offset in part by a higher demand for MOSFETs and IGBTs in the industrial applications.

Net sales from Power IC business were $4.1 million for the three months ended June 30, 2026, a $1.2 million, or 23.0%, decrease compared to $5.4 million for the three months ended June 30, 2025. The decrease in net sales from our Power IC business line was primarily attributable to a decrease in sales of our Power IC products, primarily for LED televisions and OLED IT devices.

Gross Profit

The Power Solutions business. Gross profit from our Power Solutions business was $8.6 million for the three months ended June 30, 2026, which represented a $1.1 million, or 11.0%, decrease from gross profit of $9.7 million for the three months ended June 30, 2025. Gross profit as a percentage of net sales for the three months ended June 30, 2026 decreased to 19.3% compared to 20.4% for the three months ended June 30, 2025. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix, driven by ASP erosion resulting from increased competitive pricing pressure on our older generation products, particularly in China.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Korea	$18.8	42.1%	$22.7	47.7%	$(3.9)
Asia Pacific (other than Korea)	24.0	53.7	22.4	47.1	1.6
United States	1.0	2.2	1.5	3.1	(0.5)
Europe	0.8	1.9	1.0	2.1	(0.1)
	$44.7	100.0%	$47.6	100.0%	$(2.9)

Net sales in Korea decreased from $22.7 million for the three months ended June 30, 2025 to $18.8 million for the three months ended June 30, 2026, or by $3.9 million, or 17.1%, primarily due to a decrease in revenue resulting from the competitive pricing pressure on our older generation products in consumer applications and a lower demand for our Power IC products, primarily for LED televisions and OLED IT devices.

Net sales in the Asia Pacific (other than Korea) increased from $22.4 million for the three months ended June 30, 2025 to $24.0 million for the three months ended June 30, 2026, or by $1.6 million, or 7.0%, primarily due to a higher demand for power products such as MOSFETs and high-end MOSFETs in computing and industrial applications, and IGBTs primarily for solar inverters.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.7 million, or 19.6% of net sales, for the three months ended June 30, 2026, compared to $9.0 million, or 18.8% of net sales, for the three months ended June 30, 2025. The decrease of $0.2 million, or 2.6%, was primarily attributable to a decrease in employee compensation, driven mainly by the execution of the voluntary resignation program primarily for shared function employees and separation of certain executive officers in 2025.

Research and Development Expenses. Research and development expenses were $7.9 million, or 17.7% of net sales, for the three months ended June 30, 2026, compared to $6.5 million, or 13.6% of net sales, for the three months ended June 30, 2025. The increase of $1.4 million, or 21.7%, was primarily attributable to higher personnel costs resulting from the increased headcount in research and development, as well as the timing of continued investment in our new generation product development activities.

Other Charges. For the three months ended June 30, 2026, we recorded $2.0 million of other charges, consisting of a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives. For the three months ended June 30, 2025, we recorded $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals.

Operating Loss

As a result of the foregoing, operating loss of $10.0 million was recorded for the three months ended June 30, 2026 compared to an operating loss of $6.6 million for the three months ended June 30, 2025. As discussed above, the increase in operating loss of $3.4 million resulted primarily from a $1.4 million increase in research and development expenses, a $1.1 million increase in other charges and a $1.1 million decrease in gross profit.

Other Income (Expense)

Interest Income. Interest income was $0.9 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively.

Interest Expense. Interest expense was $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended June 30, 2026 was $0.5 million compared to a net foreign currency gain of $10.8 million for the three months ended June 30, 2025. The net foreign currency loss for the three months ended June 30, 2026 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the three months ended June 30, 2025 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is a non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2026 and June 30, 2025, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $76.9 million and $241.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

Income tax benefit was $2.0 million for the three months ended June 30, 2026, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.

Income tax benefit was $4.1 million for the three months ended June 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Income (Loss) from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2026 was $7.6 million compared to income from continuing operations of $9.2 million for the three months ended June 30, 2025. The $16.8 million increase in loss from continuing operations was primarily attributable to an $11.3 million increase in net foreign currency loss, a $3.4 million increase in operating loss and a $2.2 million decrease in income tax benefit.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended June 30, 2026 was $2.8 million compared to a loss from discontinued operations, net of tax of $8.9 million for the three months ended June 30, 2025. The $11.7 million improvement in loss from discontinued operations, net of tax primarily resulted from the absence of $7.4 million of impairment charges, primarily related to certain design tool software contracts and $1.6 million of early termination charges incurred in the prior-year period.

Net Income (Loss)

As a result of the foregoing, a net loss of $4.8 million was recorded for the three months ended June 30, 2026 compared to a net income of $0.3 million for the three months ended June 30, 2025. As discussed above, the deterioration in net loss of $5.1 million resulted from a $16.8 million increase in loss from continuing operations, which was offset by an $11.7 million improvement in loss from discontinued operations, net of tax.

Results of Operations – Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net sales	$90.9	100.0%	$92.3	100.0%	$(1.4)
Cost of sales	75.1	82.6	73.3	79.3	1.8
Gross profit	15.8	17.4	19.1	20.7	(3.2)
Operating expenses:
Selling, general and administrative expenses	16.4	18.1	18.2	19.7	(1.8)
Research and development expenses	14.6	16.1	11.9	12.9	2.7
Other charges	2.0	2.2	0.8	0.9	1.1
Total operating expenses	33.0	36.3	31.0	33.5	2.0
Operating loss	(17.1)	(18.9)	(11.9)	(12.9)	(5.3)
Interest income	2.0	2.2	2.9	3.1	(0.9)
Interest expense	(0.7)	(0.8)	(0.8)	(0.9)	0.1
Foreign currency gain (loss), net	(0.6)	(0.7)	10.4	11.3	(11.0)
Other income, net	0.3	0.3	0.0	0.0	0.2
	1.0	1.0	12.5	13.5	(11.5)
Income (Loss) from continuing operations before income tax benefit, net	(16.2)	(17.8)	0.6	0.7	(16.8)
Income tax benefit, net	(3.9)	(4.3)	(4.5)	(4.9)	0.6
Income (Loss) from continuing operations	(12.3)	(13.5)	5.2	5.6	(17.5)
Income (Loss) from discontinued operations, net of tax	2.8	3.1	(13.7)	(14.8)	16.5
Net loss	$(9.5)	(10.4)%	$(8.6)	(9.3)%	$(0.9)

Results by business line

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net Sales
Power Solutions business
Power Analog Solutions	$82.2	90.4%	$82.1	88.9%	$0.1
Power IC	8.7	9.6	10.2	11.1	(1.5)
Total Power Solutions business	90.9	100.0	92.3	100.0	(1.4)
Total net sales	$90.9	100.0%	$92.3	100.0%	$(1.4)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Power Solutions business
Power Analog Solutions	$12.3	15.0%	$14.8	18.0%	$(2.5)
Power IC	3.5	40.6	4.3	41.7	(0.7)
Total Power Solutions business	15.8	17.4	19.1	20.7	(3.2)
Total gross profit	$15.8	17.4%	$19.1	20.7%	$(3.2)

Net Sales

We operate within a single operating segment, Power Solutions business, which consists of our Power Analog Solutions and Power IC businesses.

The Power Solutions business. Net Sales from Power Solutions business were $90.9 million for the six months ended June 30, 2026, a $1.4 million, or 1.6%, decrease compared to $92.3 million for the six months ended June 30, 2025. This decrease was primarily due to a decrease in revenue related to our Power IC business as described below.

Net sales from Power Analog Solutions business were relatively flat at $82.2 million for the six months ended June 30, 2026, compared to $82.1 million for the six months ended June 30, 2025. The increase in net sales from our Power Analog Solutions business line was primarily attributable to higher demand for MOSFETs and IGBTs in the industrial applications, which was substantially offset by weaker demand for our older generation products resulting from intensified pricing competition.

Net sales from Power IC business were $8.7 million for the six months ended June 30, 2026, a $1.5 million, or 15.0%, decrease compared to $10.2 million for the six months ended June 30, 2025. The decrease in net sales from our Power IC business line was primarily attributable to a decrease in sales of our Power IC products, primarily for OLED IT devices and LED televisions.

Gross Profit

The Power Solutions business. Gross profit from our Power Solutions business was $15.8 million for the six months ended June 30, 2026, which represented a $3.2 million, or 16.9%, decrease from gross profit of $19.1 million for the six months ended June 30, 2025. Gross profit as a percentage of net sales for the six months ended June 30, 2026 decreased to 17.4% compared to 20.7% for the six months ended June 30, 2025. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix, driven by ASP erosion resulting from increased pricing pressure on our older generation products, particularly in China.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Korea	$39.5	43.4%	$44.4	48.1%	$(4.9)
Asia Pacific (other than Korea)	47.6	52.4	43.4	47.0	4.2
United States	2.2	2.5	2.7	2.9	(0.4)
Europe	1.6	1.7	1.8	2.0	(0.3)
	$90.9	100.0%	$92.3	100.0%	$(1.4)

Net sales in Korea decreased from $44.4 million for the six months ended June 30, 2025 to $39.5 million for the six months ended June 30, 2026, or by $4.9 million, or 11.1%, primarily due to a decrease in revenue resulting from the competitive pricing pressure on our older generation products in consumer applications, which was offset in part by an increased demand for power products such as medium-voltage MOSFETs in industrial applications. A lower demand for our Power IC products, primarily for LED televisions and OLED IT devices also had an unfavorable impact on net sales.

Net sales in the Asia Pacific (other than Korea) increased from $43.4 million for the six months ended June 30, 2025 to $47.6 million for the six months ended June 30, 2026, or by $4.2 million, or 9.6%, primarily due to a higher demand for power products such as MOSFETs and high-end MOSFETs in computing and industrial applications, and IGBTs primarily for solar inverters.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.4 million, or 18.1% of net sales, for the six months ended June 30, 2026, compared to $18.2 million, or 19.7% of net sales, for the six months ended June 30, 2025. The decrease of $1.8 million, or 9.7%, was primarily attributable to a decrease in employee compensation, driven mainly by the execution of the voluntary resignation program primarily for shared function employees and separation of certain executive officers in 2025, as well as a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $14.6 million, or 16.1% of net sales, for the six months ended June 30, 2026, compared to $11.9 million, or 12.9% of net sales, for the six months ended June 30, 2025. The increase of $2.7 million, or 22.4%, was primarily attributable to higher personnel costs resulting from the increased headcount in research and development, as well as the timing of continued investment in our new generation product development activities.

Other Charges. For the six months ended June 30, 2026, we recorded $2.0 million of other charges, consisting of a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives. For the six months ended June 30, 2025, we recorded $0.5 million of one-time employee incentives and $0.3 million of certain executive separation benefit related accruals.

Operating Loss

As a result of the foregoing, operating loss of $17.1 million was recorded for the six months ended June 30, 2026 compared to an operating loss of $11.9 million for the six months ended June 30, 2025. As discussed above, the increase in operating loss of $5.3 million resulted primarily from a $3.2 million decrease in gross profit, a $2.7 million increase in research and development expenses and a $1.1 million increase in other charges, which was offset in part by a $1.8 million decrease in selling, general and administrative expenses

Other Income (Expense)

Interest Income. Interest income was $2.0 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Expense. Interest expense was $0.7 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the six months ended June 30, 2026 was $0.6 million compared to a net foreign currency gain of $10.4 million for the six months ended June 30, 2025. The net foreign currency loss for the six months ended June 30, 2026 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the six months ended June 30, 2025 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is a non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2026 and June 30, 2025, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $76.9 million and $241.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Benefit, Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

Income tax benefit was $3.9 million for the six months ended June 30, 2026, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period.

Income tax benefit was $4.5 million for the six months ended June 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Income (Loss) from Continuing Operations

Loss from continuing operations for the six months ended June 30, 2026 was $12.3 million compared to income from continuing operations of $5.2 million for the six months ended June 30, 2025. The $17.5 million increase in loss from continuing operations was primarily attributable to an $11.0 million increase in net foreign currency loss, a $5.3 million increase in operating loss and a $0.6 million decrease in income tax benefit.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the six months ended June 30, 2026 was $2.8 million compared to a loss from discontinued operations, net of tax of $13.7 million for the six months ended June 30, 2025. The $16.5 million improvement in loss from discontinued operations, net of tax, primarily resulted from a $9.0 million decrease in research and development expense, a $1.3 million decrease in selling, general and administrative expenses, and the absence of $7.4 million of impairment charges, primarily related to certain design tool software contracts, and $1.6 million of early termination charges incurred in the prior-year period, which was offset in part by a $2.7 million decrease in gross profit and a $0.7 million increase in income tax expense.

Net Loss

As a result of the foregoing, a net loss of $9.5 million was recorded for the six months ended June 30, 2026 compared to a net loss of $8.6 million for the six months ended June 30, 2025. As discussed above, the increase in net loss of $0.9 million resulted from a $17.5 million increase in loss from continuing operations, which was offset by a $16.5 million improvement in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operating and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2026, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, our Korean subsidiary, Magnachip Semiconductor, Ltd. (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. Effective November 1, 2025, the service term was adjusted, extending the remaining service period through 2038. As of June 30, 2026, the outstanding obligation of this arrangement is approximately $42.8 million for remaining service term through 2038.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 ($25.9 million based on the KRW/USD exchange rate of 1,541.5:1 as of June 30, 2026 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable.

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 ($15.6 million in the aggregate based on the KRW/USD exchange rate of 1,541.5:1 as of June 30, 2026, as quoted by KEB Hana Bank). The CAPEX Loans require monthly interest-only payments, with principal repayments deferred for an initial two-year period and amortized over the subsequent eight years, and matures on June 26, 2035.

On June 17, 2026, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million under our shelf registration statement on Form S-3 (File No. 333-296756) and a related prospectus supplement dated June 17, 2026. During the three and six months ended June 30, 2026, we sold 10,809 shares of common stock under the program for net proceeds of $0.1 million, and $49.9 million remained available for future sales under the program as of June 30, 2026. We intend to use any net proceeds from sales under the program for general corporate purposes, which may include investments in strategic growth initiatives and technologies that support AI data centers and robotics.

As of June 30, 2026, cash and cash equivalents held by MSK were $82.1 million, which represents 93% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as debt service and capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of June 30, 2026 was $96.8 million compared to $133.4 million as of December 31, 2025. The decrease in working capital balance was mainly attributable to the reclassification of $25.9 million of our Term Loan to the current portion of long-term borrowings, reflecting its maturity within one year, as well as a $15.8 million decrease in cash and cash equivalents, primarily driven by operating cash outflows and $5.2 million of capital expenditures.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $2.9 million for the six months ended June 30, 2026, compared to $29.8 million of cash outflow used in operating activities for the six months ended June 30, 2025. The net operating cash outflow for the six months ended June 30, 2026 reflects our net loss of $9.5 million, as adjusted favorably by $14.4 million, which mainly consisted of depreciation and amortization, provision for severance benefits, reversal for inventory reserves, net foreign currency gain or loss and stock-based compensation, and net unfavorable impact of $7.9 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $6.9 million for the six months ended June 30, 2026, compared to $7.7 million of cash outflow used in investing activities for the six months ended June 30, 2025. The $0.8 million decrease in cash outflow was primarily attributable to a $6.8 million decrease in the purchase of property, plant and equipment, which was offset in part by a $5.7 million net increase in hedge collateral.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $0.4 million for the six months ended June 30, 2026, compared to $2.6 million of cash inflow provided by financing activities for the six months ended June 30, 2025. The financing cash outflow for the six months ended June 30, 2026 was primarily attributable to a payment of $0.2 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the six months ended June 30, 2025 was primarily attributable to the $7.0 million of proceeds received from the CAPEX Loan with KDB, which was offset in part by a payment of $3.5 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Interim Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the six months ended June 30, 2026, capital expenditures for property, plant and equipment were $5.2 million, a $6.8 million decrease from $12.1 million for the six months ended June 30, 2025. Of the $5.2 million incurred during the first half of 2026, $3.2 million was related to investments in equipment at our fabrication facility located in Gumi, Korea. These investments are expected to support the development of new generation products and the installation of new tools to optimize product mix and improvement in gross profit margins for the future periods.

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

A description of our critical accounting policies that involve significant management judgement appears in our 2025 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained in this Report and the other reports and materials the Company files with the Securities and Exchange Commission, investors should carefully consider the risk factors disclosed in Part I, Item 1A of our 2025 Form 10-K, Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, as well as in our subsequent filings with the Securities and Exchange Commission. The risks described herein and therein are not the only ones we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
April 2026	—	—	—	$20,951
May 2026	—	—	—	$20,951
June 2026	—	—	—	$20,951
Total	—	—	—	$20,951

(1)
On July 19, 2023, the Company’s Board of Directors authorized a $50 million stock buyback program (the "Repurchase Plan"). Purchases under the Repurchase Plan have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. No purchases under the Repurchase Plan were made during the quarter ended June 30, 2026.

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

Amendment to Executive Service Agreement of Chief Financial Officer

The following disclosure is provided in lieu of filing a Current Report on Form 8-K under Item 5.02(e) (Compensatory Arrangements of Certain Officers) of Form 8-K:

On August 7, 2026, the Company and Magnachip Semiconductor, Ltd. entered into a letter agreement with Shinyoung Park, the Company’s Chief Financial Officer (the “Amendment”), amending the Amended and Restated Executive Service Agreement dated April 28, 2025, by and among the Company, Magnachip Semiconductor, Ltd. and Ms. Park, as amended by that certain letter agreement dated April 28, 2025 (the “Service Agreement”). Pursuant to the Amendment, the temporary 10% reduction in Ms. Park’s annual base salary was terminated and her annual base salary was reinstated to $360,000 (from the reduced annualized amount of $324,000), effective as of August 7, 2026. Except as expressly modified by the Amendment, all other terms and conditions of the Service Agreement remain unchanged.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.5 to this Report and is, incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

10.1#*	Executive Service Agreement, effective as of July 1, 2026, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd. and Chae Lee.

10.2*

Amended and Restated 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2026).

10.3#*

Termination Agreement, regarding a certain Executive Service Agreement dated as of September 30, 2025 and related agreements, effective as of July 1, 2026, by and between Magnachip Semiconductor, Ltd. and Camillo Martino.

10.4#*

Termination Agreement, regarding a certain Consulting Agreement dated as of September 30, 2025 and related agreements, effective as of July 1, 2026, by and between Magnachip Semiconductor Corporation and Camillo Martino.

10.5#*	Letter Agreement, dated as of August 7, 2026, by and among Magnachip Semiconductor Corporation, Magnachip Semiconductor, Ltd. and Shinyoung Park.

10.6#*	Form of Time-Based Restricted Stock Units Award Agreement for Chae Lee.

10.7#*	Form of Performance Stock Units Award Agreement for Chae Lee.

10.8#*	Form of Stock Options Award Agreement for Chae Lee.

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

# Filed herewith

† Furnished herewith

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 10, 2026	By:	/s/ Chae Lee
Chae Lee
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2026	By:	/s/ Shinyoung Park
Shinyoung Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)