Form 10-Q
period 2026-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2026-11-05
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 31, 2026, the registrant had 38,051,179 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
PART II OTHER INFORMATION		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$86,911	$103,756
Accounts receivable, net	24,870	26,022
Inventories, net	40,444	34,151
Other receivables	4,830	2,882
Prepaid expenses	4,723	5,062
Hedge collateral (Note 8)	—	1,200
Other current assets (Note 18)	7,500	3,782
Total current assets	169,278	176,855
Property, plant and equipment, net	103,381	100,204
Operating lease right-of-use assets	1,377	2,070
Intangible assets, net	460	454
Long-term prepaid expenses, net	564	584
Deferred income taxes	62,086	64,248
Other non-current assets	6,644	7,114
Total assets	$343,790	$351,529
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,513	$20,848
Other accounts payable	4,402	11,444
Accrued expenses (Note 7)	7,066	6,929
Accrued income taxes	17	81
Operating lease liabilities	1,206	1,427
Current portion of long-term borrowings (Note 11)	29,998	—
Other current liabilities	1,682	2,681
Total current liabilities	63,884	43,410
Long-term borrowings (Note 11)	17,112	44,599
Accrued severance benefits, net	14,429	11,502
Non-current operating lease liabilities	212	690
Other non-current liabilities	2,737	3,078
Total liabilities	98,374	103,279
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 59,849,913 shares issued and 38,041,317 outstanding at September 30, 2026 and 58,027,696 shares issued and 36,219,100 outstanding at December 31, 2025	598	579
Additional paid-in capital	290,472	281,537
Retained earnings	192,847	214,852
Treasury stock, 21,808,596 shares at September 30, 2026 and 21,808,596 shares at December 31, 2025, respectively	(229,910)	(229,910)
Accumulated other comprehensive loss	(8,591)	(18,808)
Total stockholders’ equity	245,416	248,250
Total liabilities and stockholders’ equity	$343,790	$351,529

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands of U.S. dollars, except share data)
Net sales	$43,978	$45,946	$134,890	$138,290
Cost of sales	37,801	37,405	112,871	110,675
Gross profit	6,177	8,541	22,019	27,615
Operating expenses:
Selling, general and administrative expenses	8,779	8,312	25,192	26,491
Research and development expenses	8,357	7,773	22,951	19,698
Early termination and other charges	1,921	3,994	3,902	4,840
Total operating expenses	19,057	20,079	52,045	51,029
Operating loss	(12,880)	(11,538)	(30,026)	(23,414)
Interest income	893	1,255	2,905	4,117
Interest expense	(317)	(469)	(1,010)	(1,265)
Foreign currency gain (loss), net	1,811	(4,280)	1,170	6,112
Other income, net	2,078	253	2,354	284
Loss from continuing operations before income tax expense (benefit), net	(8,415)	(14,779)	(24,607)	(14,166)
Income tax expense (benefit), net	4,871	(4,170)	977	(8,709)
Loss from continuing operations	(13,286)	(10,609)	(25,584)	(5,457)
Income (Loss) from discontinued operations, net of tax	743	(2,481)	3,579	(16,188)
Net loss	$(12,543)	$(13,090)	$(22,005)	$(21,645)
Basic earnings (loss) per common share—
Continuing operations	$(0.36)	$(0.29)	$(0.70)	$(0.15)
Discontinued operations	$0.02	$(0.07)	$0.10	$(0.45)
Total	$(0.34)	$(0.36)	$(0.60)	$(0.60)
Diluted earnings (loss) per common share—
Continuing operations	$(0.36)	$(0.29)	$(0.70)	$(0.15)
Discontinued operations	$0.02	$(0.07)	$0.10	$(0.45)
Total	$(0.34)	$(0.36)	$(0.60)	$(0.60)
Weighted average number of shares—
Basic	36,649,278	35,934,406	36,504,776	36,298,491
Diluted	36,649,278	35,934,406	36,504,776	36,298,491

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands of U.S. dollars)
Net loss	$(12,543)	$(13,090)	$(22,005)	$(21,645)
Other comprehensive income (loss)
Foreign currency translation adjustments	16,918	(505)	6,572	1,125
Derivative adjustments	7,283	(1,022)	3,645	1,335
Total other comprehensive income (loss)	24,201	(1,527)	10,217	2,460
Total comprehensive income (loss)	$11,658	$(14,617)	$(11,788)	$(19,185)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands of U.S. dollars,	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
except share data)	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Three Months Ended September 30, 2026:
Balance at June 30, 2026	36,510,111	$581	$283,263	$205,390	$(229,910)	$(32,792)	$226,532
Stock-based compensation	—	—	2,366	—	—	—	2,366
Issuance of common stock	1,461,988	15	4,845	—	—	—	4,860
Settlement of restricted stock units	69,218	2	(2)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	24,201	24,201
Net loss	—	—	—	(12,543)	—	—	(12,543)
Balance at September 30, 2026	38,041,317	$598	$290,472	$192,847	$(229,910)	$(8,591)	$245,416
Three Months Ended September 30, 2025:
Balance at June 30, 2025	35,954,038	$575	$280,853	$236,021	$(229,381)	$(17,906)	$270,162
Stock-based compensation	—	—	123	—	—	—	123
Settlement of restricted stock units	92,981	1	(1)	—	—	—	—
Acquisition of treasury stock	(98,597)	—	—	—	(319)	—	(319)
Other comprehensive loss, net	—	—	—	—	—	(1,527)	(1,527)
Net loss	—	—	—	(13,090)	—	—	(13,090)
Balance at September 30, 2025	35,948,422	$576	$280,975	$222,931	$(229,700)	$(19,433)	$255,349

(In thousands of U.S. dollars,	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
except share data)	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Nine Months Ended September 30, 2026:
Balance at December 31, 2025	36,219,100	$579	$281,537	$214,852	$(229,910)	$(18,808)	$248,250
Stock-based compensation	—	—	4,028	—	—	—	4,028
Issuance of common stock	1,472,797	15	4,911	—	—	—	4,926
Settlement of restricted stock units	349,420	4	(4)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	10,217	10,217
Net loss	—	—	—	(22,005)	—	—	(22,005)
Balance at September 30, 2026	38,041,317	$598	$290,472	$192,847	$(229,910)	$(8,591)	$245,416
Nine Months Ended September 30, 2025:
Balance at December 31, 2024	36,912,118	$574	$279,423	$244,576	$(225,883)	$(21,893)	$276,797
Stock-based compensation	—	—	1,615	—	—	—	1,615
Settlement of restricted stock units	175,749	2	(63)	—	—	—	(61)
Acquisition of treasury stock	(1,139,445)	—	—	—	(3,817)	—	(3,817)
Other comprehensive income, net	—	—	—	—	—	2,460	2,460
Net loss	—	—	—	(21,645)	—	—	(21,645)
Balance at September 30, 2025	35,948,422	$576	$280,975	$222,931	$(229,700)	$(19,433)	$255,349

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net loss	$(22,005)	$(21,645)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,588	9,938
Provision for severance benefits	3,611	2,868
Gain on foreign currency, net	(5,305)	(10,612)
Provision (reversal) for inventory reserves	(379)	1,919
Stock-based compensation	4,028	1,615
Impairment charges	—	12,424
Gain from disposal of investment securities	(2,146)	—
Deferred income taxes	5,436	(569)
Others, net	153	220
Changes in operating assets and liabilities
Accounts receivable, net	2,036	(7,610)
Inventories	(3,509)	(7,131)
Other receivables	(1,977)	(1,287)
Prepaid expenses	1,704	5,325
Other current assets	(3,211)	(3,247)
Accounts payable	(1,103)	641
Other accounts payable	(6,220)	(6,803)
Accrued expenses	(177)	1,925
Accrued income taxes	(63)	(16)
Other current liabilities	593	(323)
Other non-current liabilities	423	(48)
Payment of severance benefits	(884)	(10,669)
Others, net	(745)	3,446
Net cash used in operating activities	(21,152)	(29,639)
Cash flows from investing activities
Proceeds from settlement of hedge collateral	9,669	2,237
Payment of hedge collateral	(8,493)	—
Proceeds from disposal of property, plant and equipment	49	554
Purchase of property, plant and equipment	(7,566)	(19,739)
Payment for intellectual property registration	(120)	(182)
Proceeds from sale of investment securities	2,157	—
Collection of guarantee deposits	2,030	4,274
Payment of guarantee deposits	(442)	(355)
Others, net	—	180
Net cash used in investing activities	(2,716)	(13,031)
Cash flows from financing activities
Proceeds from long-term borrowings	—	10,611
Proceeds from issuance of common stock	4,925	—
Acquisition of treasury stock	(201)	(4,340)
Repayment of financing related to water treatment facility arrangement	(330)	(341)
Repayment of principal portion of finance lease liabilities	(99)	(121)
Net cash provided by financing activities	4,295	5,809
Effect of exchange rates on cash and cash equivalents	2,728	6,256
Net decrease in cash and cash equivalents	(16,845)	(30,605)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	103,756	138,610
Cash and cash equivalents at end of period	$86,911	$108,005
Supplemental cash flow information
Cash paid for interest on borrowings	$1,170	$927
Cash refunded for income taxes	$(718)	$(1,043)
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$947	$2,220

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

In 2024, the Power IC business was operated by Magnachip Mixed-Signal, Ltd. (“MMS”), which later transferred the business to Magnachip Semiconductor, Ltd., a Korean limited liability company (“MSK”) effective January 1, 2025, pursuant to an intercompany business transfer agreement executed between MMS and MSK. The transfer was based on the mutual understanding that consolidating the Power Analog Solutions and Power IC businesses under a single company would create a more effective framework for expanding and strengthening the Company’s business for Power products.

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

There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2026 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The following table summarizes the results from discontinued operations, net of tax, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$3,042	$7,233	$10,763	$24,519
Cost of sales	1,800	3,693	5,397	14,200
Gross profit	1,242	3,540	5,366	10,319
Operating expenses:
Selling, general and administrative expenses	130	(49)	374	1,535
Research and development expenses	116	326	367	9,579
Early termination charges	—	—	—	1,561
Impairment and other charges	—	5,171	7	12,758
Total operating expenses	246	5,448	748	25,433
Operating income (loss) from discontinued operations	996	(1,908)	4,618	(15,114)
Interest income	0	0	0	215
Interest expense	(16)	(30)	(45)	(272)
Foreign currency gain (loss), net	(196)	132	(31)	(296)
Other income, net	—	58	7	202
Income (Loss) from discontinued operations before income tax expense	784	(1,748)	4,549	(15,265)
Income tax expense, net	41	733	970	923
Income (Loss) from discontinued operations, net of tax	$743	$(2,481)	$3,579	$(16,188)

For the nine months ended September 30, 2025, the Company recognized the impairment charges of $12,424 thousand, primarily related to certain design tool software contracts in connection with the shutdown of the Display business.

The following table presents the major classes of assets and liabilities of the discontinued operations that were included in the consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$1,480	$2,689
Inventories, net	2,690	2,252
Accrued severance benefits, net	55	24

The following table provides supplemental cash flows information related to discontinued operations (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Significant non-cash operating activities:
Depreciation and amortization	$18	$376
Provision for severance benefits	28	(225)
Stock-based compensation	—	(353)
Impairment charges	—	12,424
Investing activities:
Capital expenditures	$—	$(99)

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

As such, the result of these limited ongoing activities do not qualify for presentation as part of continuing operations and are instead presented as part of discontinued operations. The following table presents the revenue, gross profit and operating expenses related to the Company’s continuing involvement with the Discontinued Business for the period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$3,042	$7,233	$10,763	$9,551
Gross profit	1,242	3,540	5,366	4,473
Operating expenses	249	342	742	485

3. Inventories

Inventories as of September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$8,361	$7,542
Semi-finished goods and work-in-process	33,566	29,245
Raw materials	4,697	4,198
Materials in-transit	179	—
Less: inventory reserve	(6,359)	(6,834)
Inventories, net	$40,444	$34,151

Changes in inventory reserve for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2026		September 30, 2025
Beginning balance	$(4,994)	$(6,834)	$(8,495)	$(7,732)
Change in reserve
Inventory reserve charged to costs of sales	(2,638)	(4,633)	(1,637)	(5,293)
Sale of previously reserved inventory	1,801	4,975	554	3,400
	(837)	342	(1,083)	(1,893)
Write off	202	394	2,736	3,471
Translation adjustments	(730)	(261)	269	(419)
Ending balance	$(6,359)	$(6,359)	$(6,573)	$(6,573)

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

4. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2026 and December 31, 2025 are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Buildings and related structures	$25,969	$24,371
Machinery and equipment	143,808	137,024
Finance lease right-of-use assets	557	495
Others	30,050	32,342
	200,384	194,232
Less: accumulated depreciation	(137,112)	(128,171)
Land	12,337	11,679
Construction in progress	27,772	22,464
Property, plant and equipment, net	$103,381	$100,204

Aggregate depreciation expenses associated with continuing operations totaled $8,446 thousand and $9,368 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Pledge Agreement

On March 26, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company and indirect wholly owned subsidiary of the Company (“MSK”), executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). In connection with the Loan Agreement, on March 26, 2024, MSK entered into a Kun-Pledge (Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea in favor of KDB.

On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK amended the Pledge Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility in Gumi, Korea.

See “Note 11. Borrowings” to these consolidated financial statements below for more information regarding the Loan Agreement and Equipment Financing Credit Agreement.

5. Intangible Assets

Intangible assets as of September 30, 2026 and December 31, 2025 are comprised of the following (in thousands):

	September 30, 2026
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$8,104	$(7,644)	$460
Intangible assets	$8,104	$(7,644)	$460

	December 31, 2025
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$7,672	$(7,218)	$454
Intangible assets	$7,672	$(7,218)	$454

Aggregate amortization expenses associated with continuing operations totaled $124 thousand and $194 thousand for the nine months ended September 30, 2026 and 2025, respectively.

6. Leases

The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from one year to five years.

The tables below present financial information related to the Company’s leases.

Supplemental balance sheets information related to leases as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

Leases	Classification	September 30, 2026	December 31, 2025
Assets
Operating lease	Operating lease right-of-use assets	$1,377	$2,070
Finance lease	Property, plant and equipment, net	246	217
Total lease assets		$1,623	$2,287
Liabilities
Current
Operating lease	Operating lease liabilities	$1,206	$1,427
Finance lease	Other current liabilities	138	130
Non-current
Operating lease	Non-current operating lease liabilities	212	690
Finance lease	Other non-current liabilities	141	128
Total lease liabilities		$1,697	$2,375

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	1.2 years	1.5 years
Finance leases	2.7 years	2.1 years
Weighted average discount rate
Operating leases	5.4%	6.5%
Finance leases	6.5%	7.0%

The components of lease cost from continuing operations included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$368	$430	$1,072	$1,408
Finance lease cost
Amortization of right-of-use assets	30	39	88	112
Interest on lease liabilities	4	6	11	21
Total lease cost	$402	$475	$1,171	$1,541

The above table does not include an immaterial cost of short-term leases for the three and nine months ended September 30, 2026 and 2025.

Other lease information associated with continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$379	$404	$1,080	$1,495
Operating cash flows from finance leases	4	6	11	21
Financing cash flows from finance leases	33	41	99	119

Non-cash transaction amounts of lease liabilities arising from obtaining right-of-use assets were $506 thousand and $1,170 thousand for the nine months ended September 30, 2026 and 2025, respectively.

The aggregate future lease payments for operating and finance leases as of September 30, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$395	$42
2027	901	145
2028	144	52
2029	15	31
2030	—	24
2031	—	11
Total future lease payments	1,455	305
Less: Imputed interest	(37)	(26)
Present value of future payments	$1,418	$279

7. Accrued Expenses

Accrued expenses as of September 30, 2026 and December 31, 2025 are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll, benefits and related taxes, excluding severance benefits	$5,010	$4,999
Withholding tax attributable to intercompany interest income	323	7
Outside service fees	629	841
Others	1,104	1,082
Accrued expenses	$7,066	$6,929

8. Derivative Financial Instruments

The Company’s Korean subsidiary, Magnachip Semiconductor, Ltd., from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of the zero cost collar contracts as of September 30, 2026 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
September 30, 2025	$9,000	October 2026 to December 2026
November 07, 2025	$30,000	October 2026 to June 2027
April 23, 2026	$18,000	April 2027 to September 2027

Details of the zero cost collar contracts as of December 31, 2025 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
February 03, 2025	$9,000	January 2026 to March 2026
July 10, 2025	$9,000	April 2026 to June 2026
July 17, 2025	$9,000	July 2026 to September 2026
September 30, 2025	$27,000	January 2026 to December 2026
November 07, 2025	$42,000	April 2026 to June 2027

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2026	December 31, 2025
Assets Derivatives:
Zero cost collars	Other current assets	$1,580	$3
Liability Derivatives:
Zero cost collars	Other current liabilities	$6	$1,644
Zero cost collars	Other non-current liabilities	$—	$126

Offsetting of derivative assets and liabilities as of September 30, 2026 is as follows (in thousands):

	Gross	Gross amounts offset	Net amounts of assets/liabilities presented	Gross amounts not offset in the balance sheets
As of September 30, 2026	amounts of recognized assets/liabilities	in the balance sheets	in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Assets Derivatives:
Zero cost collars	$1,580	$—	$1,580	$—	$—	$1,580
Liability Derivatives:
Zero cost collars	$6	$—	$6	$—	$—	$6

Offsetting of derivative assets and liabilities as of December 31, 2025 is as follows (in thousands):

	Gross amounts of	Gross amounts offset	Net amounts of assets/ liabilities presented	Gross amounts not offset in the balance sheets
As of December 31, 2025	recognized assets/ liabilities	in the balance sheets	in the balance sheets	Financial instruments	Cash collateral pledged	Net amount
Asset Derivatives:
Zero cost collars	$3	$—	$3	$—	$—	$3
Liability Derivatives:
Zero cost collars	$1,770	$—	$1,770	$—	$(1,200)	$570

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Loss Recognized in Statement of Operations on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025		2026	2025		2026	2025
Zero cost collars	$6,839	$(1,022)	Net sales	$(444)	$—	Other income, net	$(76)	$—
	$6,839	$(1,022)		$(444)	$—		$(76)	$—

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025		2026	2025
Zero cost collars	$1,572	$731	Net sales	$(2,073)	$(604)	Other income, net	$183	$(51)
	$1,572	$731		$(2,073)	$(604)		$183	$(51)

As of September 30, 2026, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $2,930 thousand.

The Company is required to deposit additional cash collateral with Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for any exposure in excess of $500 thousand, but no such exposure existed as of September 30, 2026. As of December 31, 2025, $1,200 thousand of additional cash collateral were required by NFIK and recorded as hedge collateral on the consolidated balance sheet.

These zero cost collar contracts may be terminated by the counterparties if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained.

9. Fair Value Measurements

Fair Value of Financial Instruments

As of September 30, 2026, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2026	Fair Value Measurement September 30, 2026	Quoted Prices in Active Markets for Identical Asset/Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (Other current assets)	$1,580	$1,580	—	$1,580	—
Liabilities:
Derivative liabilities (Other current liabilities)	$6	$6	—	$6	—

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

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2026, 97% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2026		September 30, 2025
Beginning balance	$36,089	$37,060	$41,581	$45,594
Provisions	1,273	3,611	693	2,868
Severance payments	(195)	(884)	(826)	(10,669)
Translation adjustments	4,889	2,269	(1,357)	2,298
	42,056	42,056	40,091	40,091
Less: Cumulative contributions to severance insurance deposit accounts	(27,610)	(27,610)	(25,859)	(25,859)
The National Pension Fund	(17)	(17)	(19)	(19)
Accrued severance benefits, net	$14,429	$14,429	$14,213	$14,213

The severance benefits funded through the Company’s National Pension Fund have been and will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

Beginning in July 2018, the Company contributes to certain severance insurance deposit accounts a certain percentage of severance benefits that are accrued for eligible employees for their services from January 1, 2018 pursuant to the Employee Retirement Benefit Security Act of Korea. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. The Company deducts the contributions made to these severance insurance deposit accounts from its accrued severance benefits.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
2027	$414
2028	$—
2029	$1,744
2030	$2,372
2031	$3,430
2032 – 2037	$18,391

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

11. Borrowings

Borrowings as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Term Loan due March 2027	$29,446	$27,877
CAPEX Loans due June 2035	17,664	16,722
Total borrowings	$47,110	$44,599
Less: current portion of long-term borrowings	(29,998)	—
Long-term borrowings	$17,112	$44,599

Term Loan

On March 26, 2024, Magnachip Semiconductor, Ltd., a Korean limited liability company and indirect wholly owned subsidiary of the Company (“MSK”), executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). In connection with the Loan Agreement, on March 26, 2024, MSK entered into a Kun-Pledge (Mortgage) Agreement (the “Pledge Agreement”) with KDB pursuant to which MSK pledged its real property and buildings located in Gumi, Korea (“Fab 3 properties”) in favor of KDB.

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

As of September 30, 2026, $29,446 thousand aggregate principal amount of the Term Loan was outstanding, bearing interest at a variable rate of 4.13% per annum as of that date.

CAPEX Loans

On December 16, 2024, MSK executed a Standard Credit Agreement (as amended) (together with its General Terms and Conditions, the “Equipment Financing Credit Agreement”) with KDB. In connection with the Equipment Financing Credit Agreement, on December 8, 2024, MSK also amended the Pledge Agreement (the “Equipment Pledge Agreement”) with KDB, originally executed on or about March 26, 2024, to increase the maximum secured amount and to expand the scope of collateral to include certain machinery and equipment owned by MSK, which are located in its fabrication facility in Gumi, Korea (“Fab 3 machinery and equipment”).

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

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 ($17,664 thousand in the aggregate based on the KRW/USD exchange rate of 1,358.4:1 as of September 30, 2026, as quoted by KEB Hana Bank). The CAPEX Loans bear a weighted average interest rate of 2.91% per annum and mature on June 26, 2035.

As of September 30, 2026, the aggregate principal amount outstanding under the CAPEX Loans was $17,664 thousand, and the scheduled principal repayment amounts are as follows (in thousands):

Principal Repayments
Remainder of 2026	$—
2027	$1,104
2028	$2,208
2029	$2,208
2030	$2,208
2031 – 2035	$9,936

12. Early Termination and Other Charges

For the three months ended September 30, 2026, the Company recorded $1,921 thousand of other charges in its consolidated statement of operations, consisting of $601 thousand in tax-related charges and $1,320 thousand of costs associated with the electrical substation upgrade in its Gumi fabrication facility. For the nine months ended September 30, 2026, the Company recorded $3,902 thousand of other charges, which also included a $1,095 thousand customer goodwill payment related to a certain product, and $886 thousand of one-time employee incentives recorded in the first half of 2026.

For the three months ended September 30, 2025, the Company recorded $2,599 thousand of termination-related charges in connection with the voluntary resignation program and $1,395 thousand of certain executive separation benefits in its consolidated statement of operations. For the nine months ended September 30, 2025, the Company recorded $4,840 thousand of other charges, which also included $350 thousand of certain executive separation benefits and $496 thousand of one-time employee incentives recorded in the first half of 2025.

13. Foreign Currency Gain, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to MSK, the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2026 and December 31, 2025, the outstanding intercompany loan balances including accrued interest between MSK and the Dutch subsidiary were $77,906 thousand and $75,063 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,358.4:1 and 1,434.9:1 using the first base rate as of September 30, 2026 and December 31, 2025, respectively, as quoted by the KEB Hana Bank.

14. Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

For the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $4,871 thousand and $977 thousand, primarily related to the partial disallowance of prior-year net operating loss (“NOL”) carryforwards of its primary operating entity in Korea following a Korean tax audit, due to differences in the interpretation of applicable tax laws. This resulted in a $6,399 thousand reduction in deferred tax assets and a corresponding increase in income tax expense in the third quarter of 2026, which was partially offset by an income tax benefit associated with the estimated taxable loss of its Korean subsidiary for the nine-month period.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales
Power Solutions business
Power Analog Solutions	$39,636	$41,548	$121,857	$123,666
Power IC	4,342	4,398	13,033	14,624
Total net sales	$43,978	$45,946	$134,890	$138,290

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of Sales
Power Solutions business
Power Analog Solutions	$35,412	$34,906	$105,323	$102,215
Power IC	2,389	2,499	7,548	8,460
Total cost of sales	$37,801	$37,405	$112,871	$110,675

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross Profit
Power Solutions business
Power Analog Solutions	$4,224	$6,642	$16,534	$21,451
Power IC	1,953	1,899	5,485	6,164
Total gross profit	$6,177	$8,541	$22,019	$27,615

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Korea	$18,166	$23,269	$57,659	$67,706
Asia Pacific (other than Korea)	23,891	20,308	71,505	63,745
United States	841	1,137	3,085	3,789
Europe	1,080	1,232	2,641	3,050
Total	$43,978	$45,946	$134,890	$138,290

For the three months ended September 30, 2026 and 2025, of the Company’s net sales in Asia Pacific (other than Korea), net sales in China and Hong Kong together represented 81.3% and 74.6%, respectively, and net sales in Taiwan represented 8.9% and 15.5%, respectively. For the nine months ended September 30, 2026 and 2025, of the Company’s net sales in Asia Pacific (other than Korea), net sales in China and Hong Kong together represented 82.3% and 79.6%, respectively, and net sales in Taiwan represented 9.9% and 12.4%, respectively.

Net sales from the Company’s top ten largest customers accounted for 69.7% and 75.2% for the three months ended September 30, 2026 and 2025, respectively, and 71.8% and 74.2% for the nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, the Company had one customer that represented 26.5% of net sales. For the nine months ended September 30, 2026, the Company had one customer that represented 28.0% of net sales. For the three months ended September 30, 2025, the Company had one customer that represented 32.6% of net sales. For the nine months ended September 30, 2025, the Company had one customer that represented 31.6% of net sales.

As of September 30, 2026, two customers accounted for 41.8% and 11.1% of the Company’s accounts receivable, respectively. As of December 31, 2025, two customers accounted for 35.4% and 15.7% of the Company’s accounts receivable, respectively.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026	December 31, 2025
Foreign currency translation adjustments	$(11,521)	$(18,093)
Derivative adjustments	2,930	(715)
Total	$(8,591)	$(18,808)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025 are as follows (in thousands):

Three Months Ended September 30, 2026	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(28,439)	$(4,353)	$(32,792)
Other comprehensive income before reclassifications	16,918	6,839	23,757
Amounts reclassified from accumulated other comprehensive loss	—	444	444
Net current-period other comprehensive income	16,918	7,283	24,201
Ending balance	$(11,521)	$2,930	$(8,591)

Three Months Ended September 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(19,297)	$1,391	$(17,906)
Other comprehensive loss before reclassifications	(505)	(1,022)	(1,527)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(505)	(1,022)	(1,527)
Ending balance	$(19,802)	$369	$(19,433)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

Nine Months Ended September 30, 2026	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,093)	$(715)	$(18,808)
Other comprehensive income before reclassifications	6,572	1,572	8,144
Amounts reclassified from accumulated other comprehensive loss	—	2,073	2,073
Net current-period other comprehensive income	6,572	3,645	10,217
Ending balance	$(11,521)	$2,930	$(8,591)

Nine Months Ended September 30, 2025	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,927)	$(966)	$(21,893)
Other comprehensive income before reclassifications	510	731	1,241
Amounts reclassified from accumulated other comprehensive loss	615	604	1,219
Net current-period other comprehensive income	1,125	1,335	2,460
Ending balance	$(19,802)	$369	$(19,433)

17. Loss Per Share

The following table illustrates the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands of U.S. dollars, except share data)
Basic loss per common share
Loss from continuing operations	$(13,286)	$(10,609)	$(25,584)	$(5,457)
Income (Loss) from discontinued operations, net of tax	743	(2,481)	3,579	(16,188)
Net loss	$(12,543)	$(13,090)	$(22,005)	$(21,645)
Basic weighted average common stock outstanding	36,649,278	35,934,406	36,504,776	36,298,491
Basic earnings (loss) per common share
Continuing operations	$(0.36)	$(0.29)	$(0.70)	$(0.15)
Discontinued operations	0.02	(0.07)	0.10	(0.45)
Total	$(0.34)	$(0.36)	$(0.60)	$(0.60)
Diluted loss per common share
Loss from continuing operations	$(13,286)	$(10,609)	$(25,584)	$(5,457)
Income (Loss) from discontinued operations, net of tax	743	(2,481)	3,579	(16,188)
Net loss	$(12,543)	$(13,090)	$(22,005)	$(21,645)
Basic weighted average common stock outstanding	36,649,278	35,934,406	36,504,776	36,298,491
Net effect of dilutive equity awards	—	—	—	—
Diluted weighted average common stock outstanding	36,649,278	35,934,406	36,504,776	36,298,491
Diluted earnings (loss) per common share
Continuing operations	$(0.36)	$(0.29)	$(0.70)	$(0.15)
Discontinued operations	0.02	(0.07)	0.10	(0.45)
Total	$(0.34)	$(0.36)	$(0.60)	$(0.60)

Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the potentially dilutive impact of stock options and restricted stock units. As the Company has reported loss from continuing operations for the three and nine months ended September 30, 2026 and 2025, all potentially dilutive securities are antidilutive and accordingly not considered, therefore basic loss per common share equals diluted loss per common share.

The following outstanding instruments were excluded from the computation of diluted loss per common share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Options	184,249	404,027	184,249	404,027
Restricted Stock Units	2,659,027	2,172,090	2,659,027	2,172,090

18. Commitments and Contingencies

Advances to Suppliers

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers, including external foundries, to meet its planned production. The Company recorded advances of $604 thousand and $512 thousand as other current assets as of September 30, 2026 and December 31, 2025, respectively.

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

Share Purchase Agreement

On September 18, 2026, the Company entered into a Share Purchase Agreement (the “SPA”) with Navitas Semiconductor Corporation (“Navitas”), pursuant to which the Company agreed to issue and sell 1,461,988 shares of its common stock to Navitas at a purchase price of $3.42 per share, for aggregate proceeds of $5.0 million. The transaction was completed in September 2026.

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

To maintain and increase our profitability, we must accurately forecast trends in demand for electronics devices that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve, including trends and cyclicality in the semiconductor industry, which are influenced by broader macroeconomic conditions, including inflation, interest rates, geopolitical developments and global trade policies. For example, certain shipments to customers with operations in or exposure to the United States or China are subject to heightened risks and uncertainties arising from trade and export control policies, including the imposition of new tariffs, increases in existing tariffs, or other export control measures implemented by the United States, China, or other governmental authorities. Furthermore, ongoing geopolitical tensions, including conflicts and instability in the Middle East, such as the military conflict involving the United States, Israel, and Iran, among others, as well as tensions between China and Taiwan, may contribute to increased volatility in global markets and increased costs, as well as disruptions in supply chains and impacts to customer demand. We must also invest in relevant research and development activities and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Recent Developments

Strategic Partnership for Silicon Carbide (SiC) Technologies

In July 2026, we entered into a strategic partnership with Navitas to accelerate adoption of SiC technologies in high-voltage (“HV”) and ultra-high-voltage (“UHV”) power markets. Under the terms of the agreement, we will license certain Navitas technology to enter the HV and UHV SiC markets, enabling us to build on Navitas' proven SiC device platforms for next-generation power conversion applications.

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

In September 2026, we entered into a privately negotiated SPA with Navitas, pursuant to which we issued and sold 1,461,988 shares of our common stock to Navitas at a purchase price of $3.42 per share, for aggregate proceeds of $5.0 million. The transaction was completed in September 2026. This investment builds on our strategic partnership with Navitas to accelerate the adoption of SiC technologies in HV and UHV power markets.

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

Developments in Export Control Regulations

On October 7, 2022, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce published changes to U.S. export control regulations (U.S. Export Regulations), including new restrictions on Chinese entities’ ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. Further, on October 12, 2022, a new rule went into effect requiring U.S. persons to obtain a license prior to engaging in certain activities that could “support” certain end-uses and end-users, including those related to weapons of mass destruction. Additionally, on October 21, 2022, BIS brought into effect a series of new Foreign Direct Product (FDP) rules and various new controls on advanced computing items, significantly expanding the scope of items that are subject to export control under the U.S. Export Regulations. More recently, on October 25, 2023, BIS published additional rules, which went into effect on November 17, 2023 to expand, clarify, and correct the rules published in October 2022. A further corrected and clarified version of these rules went into effect on April 4, 2024. On January 16, 2025, BIS published amendments and clarifications of the U.S. Export Regulations which further tightened controls of advanced computing items. On September 30, 2025, BIS published an “Affiliates Rule” to expand end-user controls to cover certain affiliates of entities designated on BIS Entity List or Military End User List or designated on the Specially Designated Nationals and Blocked Persons (SDN) List administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. BIS subsequently suspended enforcement of the Affiliates Rule, with reinstatement scheduled under the published rule for November 10, 2026, absent an extension. Once the Affiliates Rule is reinstated, we expect to invest additional resources and efforts in the screening of prospects, customers, distributors, and end-users. In addition, the Affiliates Rule could subject transactions involving certain customers, distributors, or other counterparties to additional export licensing requirements based on their ownership, even if those counterparties are not themselves named on a restricted-party list. Where applicable to our transactions, these requirements could delay or prevent shipments and result in lost sales, in addition to increasing our compliance costs. BIS has recently altered aspects of its semiconductor licensing policies to a case-by-case review, taking into account requirements such as export volume thresholds and third party testing requirements. While we do not anticipate that the rest of the new or recently updated U.S. Export Regulations and related rules will have a material impact directly on our current business, we will continue reviewing and assessing these rules and regulations and their potential effect on our business. Additional changes to the U.S. Export Regulations are expected, such as recently proposed rule changes that may expand restrictions on export transactions involving end users or end uses with military connections. However, the scope or timing of such changes is uncertain. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.

Explanation and Reconciliation of Non-U.S. GAAP Measures

Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a non-U.S. GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) stock-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net and (iv) early termination and other charges. EBITDA for the periods indicated is defined as income (loss) from continuing operations before interest income, interest expense, income tax expense (benefit), net and depreciation and amortization.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Loss from continuing operations	$(13.3)	$(25.6)	$(10.6)	$(5.5)
Interest income	(0.9)	(2.9)	(1.3)	(4.1)
Interest expense	0.3	1.0	0.5	1.3
Income tax expense (benefit), net	4.9	1.0	(4.2)	(8.7)
Depreciation and amortization	2.9	8.6	3.2	9.6
EBITDA from continuing operations	$(6.0)	$(17.9)	$(12.4)	$(7.5)
Adjustments:
Stock-based compensation expense(a)	2.4	4.0	0.1	2.0
Foreign currency loss (gain), net(b)	(1.8)	(1.2)	4.3	(6.1)
Derivative valuation loss (gain), net(c)	0.1	(0.2)	—	0.1
Early termination and other charges(d)	1.9	3.9	4.0	4.8
Adjusted EBITDA from continuing operations	$(3.5)	$(11.4)	$(4.0)	$(6.7)

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
(d)
For the three months ended September 30, 2026, this adjustment eliminates $1.9 million of other charges, consisting of $0.6 million in tax-related charges and $1.3 million of costs associated with the electrical substation upgrade in our Gumi fabrication facility. For the nine months ended September 30, 2026, this adjustment eliminates $3.9 million of other charges, which also included a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives recorded in the first half of 2026. For the three months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits. For the nine months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

Adjusted Operating Income (Loss) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income (Loss), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Operating Income (Loss) for the periods indicated as operating income (loss) adjusted to exclude (i) stock-based compensation expense and (ii) early termination and other charges.

The following table summarizes the adjustments to operating loss that we make in order to calculate Adjusted Operating Loss for the periods indicated:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Operating loss	$(12.9)	$(30.0)	$(11.5)	$(23.4)
Adjustments:
Stock-based compensation expense(a)	2.4	4.0	0.1	2.0
Early termination and other charges(b)	1.9	3.9	4.0	4.8
Adjusted Operating Loss	$(8.6)	$(22.1)	$(7.4)	$(16.6)

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
(b)
For the three months ended September 30, 2026, this adjustment eliminates $1.9 million of other charges, consisting of $0.6 million in tax-related charges and $1.3 million of costs associated with the electrical substation upgrade in our Gumi fabrication facility. For the nine months ended September 30, 2026, this adjustment eliminates $3.9 million of other charges, which also included a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives recorded in the first half of 2026. For the three months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits. For the nine months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income (loss) from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of liquidity. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses (income) similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis) for the periods indicated as income (loss) from continuing operations, adjusted to exclude (i) stock-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) early termination and other charges and (v) income tax effect on non-GAAP adjustments.

The following table summarizes the adjustments to loss from continuing operations that we make in order to calculate Adjusted Loss (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions, except per share data)
Loss from continuing operations	$(13.3)	$(25.6)	$(10.6)	$(5.5)
Adjustments:
Stock-based compensation expense(a)	2.4	4.0	0.1	2.0
Foreign currency loss (gain), net(b)	(1.8)	(1.2)	4.3	(6.1)
Derivative valuation loss (gain), net(c)	0.1	(0.2)	—	0.1
Early termination and other charges(d)	1.9	3.9	4.0	4.8
Income tax effect on non-GAAP adjustments(e)	0.0	(0.7)	1.8	(0.4)
Adjusted Loss from continuing operations	$(10.7)	$(19.7)	$(0.4)	$(5.2)
Reported loss per share – basic	$(0.36)	$(0.70)	$(0.29)	$(0.15)
Reported loss per share – diluted	$(0.36)	$(0.70)	$(0.29)	$(0.15)
Weighted average number of shares – basic	36,649,278	36,504,776	35,934,406	36,298,491
Weighted average number of shares – diluted	36,649,278	36,504,776	35,934,406	36,298,491
Adjusted loss per share – basic	$(0.29)	$(0.54)	$(0.01)	$(0.14)
Adjusted loss per share – diluted	$(0.29)	$(0.54)	$(0.01)	$(0.14)
Weighted average number of shares – basic	36,649,278	36,504,776	35,934,406	36,298,491
Weighted average number of shares – diluted	36,649,278	36,504,776	35,934,406	36,298,491

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
(d)
For the three months ended September 30, 2026, this adjustment eliminates $1.9 million of other charges, consisting of $0.6 million in tax-related charges and $1.3 million of costs associated with the electrical substation upgrade in our Gumi fabrication facility. For the nine months ended September 30, 2026, this adjustment eliminates $3.9 million of other charges, which also included a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives recorded in the first half of 2026. For the three months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits. For the nine months ended September 30, 2025, this adjustment eliminates $2.6 million of termination-related charges, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives. As this adjustment meaningfully impacted our operating results and are not expected to represent an ongoing operating expense or income to us, we believe our operating performance results are more usefully compared if this adjustment is excluded.
(e)
For the three and nine months ended September 30, 2026 and 2025, income tax effect on non-GAAP adjustments was calculated by comparing the tax expense of each jurisdiction with and without the non-GAAP adjustments.

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

We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2026 and 2025, our products were sold to 166 and 173 end customers, respectively, and our net sales to our ten largest customers represented 71.8% and 74.2% of our net sales, respectively.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2026, 97% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and cost of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss may be affected by changes in the exchange rate between the Korean won and the U.S. dollar, including those related to the intercompany long-term loans to our Korean subsidiary, Magnachip Semiconductor, Ltd. or MSK, which is denominated in U.S. dollars. As of September 30, 2026, the outstanding intercompany loan balance including accrued interest between MSK and our Dutch subsidiary was $77.9 million. While the intercompany loan balance including accrued interest has decreased compared to prior periods, changes in exchange rates could continue to affect our reported foreign currency gain or loss. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth consolidated results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net sales	$44.0	100.0%	$45.9	100.0%	$(2.0)
Cost of sales	37.8	86.0	37.4	81.4	0.4
Gross profit	6.2	14.0	8.5	18.6	(2.4)
Operating expenses:
Selling, general and administrative expenses	8.8	20.0	8.3	18.1	0.5
Research and development expenses	8.4	19.0	7.8	16.9	0.6
Early termination and other charges	1.9	4.4	4.0	8.7	(2.1)
Total operating expenses	19.1	43.3	20.1	43.7	(1.0)
Operating loss	(12.9)	(29.3)	(11.5)	(25.1)	(1.3)
Interest income	0.9	2.0	1.3	2.7	(0.4)
Interest expense	(0.3)	(0.7)	(0.5)	(1.0)	0.2
Foreign currency gain (loss), net	1.8	4.1	(4.3)	(9.3)	6.1
Other income, net	2.1	4.7	0.3	0.6	1.8
	4.5	10.2	(3.2)	(7.1)	7.7
Loss from continuing operations before income tax expense (benefit), net	(8.4)	(19.1)	(14.8)	(32.2)	6.4
Income tax expense (benefit), net	4.9	11.1	(4.2)	(9.1)	9.0
Loss from continuing operations	(13.3)	(30.2)	(10.6)	(23.1)	(2.7)
Income (Loss) from discontinued operations, net of tax	0.7	1.7	(2.5)	(5.4)	3.2
Net loss	$(12.5)	(28.5)%	$(13.1)	(28.5)%	$0.5

Results by business line

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net Sales
Power Solutions business
Power Analog Solutions	$39.6	90.1%	$41.5	90.4%	$(1.9)
Power IC	4.3	9.9	4.4	9.6	(0.1)
Total net sales	$44.0	100.0%	$45.9	100.0%	$(2.0)

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Power Solutions business
Power Analog Solutions	$4.2	10.7%	$6.6	16.0%	$(2.4)
Power IC	2.0	45.0	1.9	43.2	0.1
Total gross profit	$6.2	14.0%	$8.5	18.6%	$(2.4)

Net Sales

We operate within a single operating segment, Power Solutions business, which consists of our Power Analog Solutions and Power IC businesses.

The Power Solutions business. Net Sales from Power Solutions business were $44.0 million for the three months ended September 30, 2026, a $2.0 million, or 4.3%, decrease compared to $45.9 million for the three months ended September 30, 2025. This decrease was primarily due to a decrease in revenue from our Power Analog Solutions business, as described below.

Net sales from Power Analog Solutions business were $39.6 million for the three months ended September 30, 2026, a $1.9 million, or 4.6%, decrease compared to $41.5 million for the three months ended September 30, 2025. The decrease in net sales from our Power Analog Solutions business line was primarily attributable to weaker demand for our older generation products resulting from intensified pricing competition, which was offset in part by a higher demand for high-end MOSFETs used in industrial applications and IGBTs used primarily in solar inverters.

Net sales from Power IC business were relatively flat at $4.3 million for the three months ended September 30, 2026, compared to $4.4 million for the three months ended September 30, 2025.

Gross Profit

The Power Solutions business. Gross profit from our Power Solutions business was $6.2 million for the three months ended September 30, 2026, which represented a $2.4 million, or 27.7%, decrease from gross profit of $8.5 million for the three months ended September 30, 2025. Gross profit as a percentage of net sales for the three months ended September 30, 2026 decreased to 14.0% compared to 18.6% for the three months ended September 30, 2025. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix, driven by ASP erosion resulting from increased competitive pricing pressure on our older generation products, particularly from Chinese competitors.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Korea	$18.2	41.3%	$23.3	50.6%	$(5.1)
Asia Pacific (other than Korea)	23.9	54.3	20.3	44.2	3.6
United States	0.8	1.9	1.1	2.5	(0.3)
Europe	1.1	2.5	1.2	2.7	(0.2)
	$44.0	100.0%	$45.9	100.0%	$(2.0)

Net sales in Korea decreased from $23.3 million for the three months ended September 30, 2025 to $18.2 million for the three months ended September 30, 2026, or by $5.1 million, or 21.9%, primarily due to a decrease in revenue resulting from the competitive pricing pressure on our older generation products in consumer applications.

Net sales in the Asia Pacific (other than Korea) increased from $20.3 million for the three months ended September 30, 2025 to $23.9 million for the three months ended September 30, 2026, or by $3.6 million, or 17.6%, primarily due to a higher demand for high-end MOSFETs used in industrial applications, and IGBTs used primarily in solar inverters.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.8 million, or 20.0% of net sales, for the three months ended September 30, 2026, compared to $8.3 million, or 18.1% of net sales, for the three months ended September 30, 2025. The increase of $0.5 million, or 5.6%, was primarily attributable to an increase in employee compensation, driven mainly by the timing of stock-based compensation grant, which was offset in part by a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $8.4 million, or 19.0% of net sales, for the three months ended September 30, 2026, compared to $7.8 million, or 16.9% of net sales, for the three months ended September 30, 2025. The increase of $0.6 million, or 7.5%, was primarily attributable to higher personnel costs resulting from the increased headcount in research and development, as well as differences in the timing of stock-based compensation grant.

Early termination and other charges. For the three months ended September 30, 2026, we recorded $1.9 million of other charges, consisting of $0.6 million in tax-related charges and $1.3 million of costs associated with the electrical substation upgrade in our Gumi fabrication facility. For the three months ended September 30, 2025, we recorded $2.6 million of termination-related charges in connection with the voluntary resignation program and $1.4 million of certain executive separation benefits.

Operating Loss

As a result of the foregoing, operating loss of $12.9 million was recorded for the three months ended September 30, 2026 compared to an operating loss of $11.5 million for the three months ended September 30, 2025. As discussed above, the increase in operating loss of $1.3 million resulted primarily from a $2.4 million decrease in gross profit, a $0.6 million increase in research and development expenses and a $0.5 million increase in selling, general and administrative expenses, which was offset in part by a $2.1 million decrease in early termination and other charges.

Other Income (Expense)

Interest Income. Interest income was $0.9 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively.

Interest Expense. Interest expense was $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended September 30, 2026 was $1.8 million compared to a net foreign currency loss of $4.3 million for the three months ended September 30, 2025. The net foreign currency gain for the three months ended September 30, 2026 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the three months ended September 30, 2025 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is a non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2026 and September 30, 2025, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $77.9 million and $244.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit), Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

Income tax expense was $4.9 million for the three months ended September 30, 2026, primarily attributable to the partial disallowance of prior-year net operating loss (“NOL”) carryforwards of our primary operating entity in Korea following a Korean tax audit, due to differences in the interpretation of applicable tax laws. This resulted in a $6.4 million reduction in deferred tax assets and a corresponding increase in income tax expense in the third quarter of 2026.

Income tax benefit was $4.2 million for the three months ended September 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2026 was $13.3 million compared to loss from continuing operations of $10.6 million for the three months ended September 30, 2025. The $2.7 million increase in loss from continuing operations was primarily attributable to a $9.0 million decrease in income tax benefit and a $1.3 million increase in operating loss, which was offset in part by a $6.1 million improvement in net foreign currency loss.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the three months ended September 30, 2026 was $0.7 million compared to a loss from discontinued operations, net of tax of $2.5 million for the three months ended September 30, 2025. The $3.2 million improvement in loss from discontinued operations, net of tax primarily resulted from the absence of $5.1 million of impairment charges, primarily related to certain design tool software contracts, which was offset in part by a $2.3 million decrease in gross profit.

Net Loss

As a result of the foregoing, a net loss of $12.5 million was recorded for the three months ended September 30, 2026 compared to a net loss of $13.1 million for the three months ended September 30, 2025. As discussed above, the improvement in net loss of $0.5 million resulted from a $3.2 million improvement in loss from discontinued operations, net of tax, which was offset in part by a $2.7 million increase in loss from continuing operations.

Results of Operations – Comparison of Nine Months Ended September 30, 2026 and 2025

The following table sets forth consolidated results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net sales	$134.9	100.0%	$138.3	100.0%	$(3.4)
Cost of sales	112.9	83.7	110.7	80.0	2.2
Gross profit	22.0	16.3	27.6	20.0	(5.6)
Operating expenses:
Selling, general and administrative expenses	25.2	18.7	26.5	19.2	(1.3)
Research and development expenses	23.0	17.0	19.7	14.2	3.3
Early termination and other charges	3.9	2.9	4.8	3.5	(0.9)
Total operating expenses	52.0	38.6	51.0	36.9	1.0
Operating loss	(30.0)	(22.3)	(23.4)	(16.9)	(6.6)
Interest income	2.9	2.2	4.1	3.0	(1.2)
Interest expense	(1.0)	(0.7)	(1.3)	(0.9)	0.3
Foreign currency gain, net	1.2	0.9	6.1	4.4	(4.9)
Other income, net	2.4	1.7	0.3	0.2	2.1
	5.4	4.0	9.2	6.7	(3.8)
Loss from continuing operations before income tax expense (benefit), net	(24.6)	(18.2)	(14.2)	(10.2)	(10.4)
Income tax expense (benefit), net	1.0	0.7	(8.7)	(6.3)	9.7
Loss from continuing operations	(25.6)	(19.0)	(5.5)	(3.9)	(20.1)
Income (Loss) from discontinued operations, net of tax	3.6	2.7	(16.2)	(11.7)	19.8
Net loss	$(22.0)	(16.3)%	$(21.6)	(15.7)%	$(0.4)

Results by business line

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Net Sales
Power Solutions business
Power Analog Solutions	$121.9	90.3%	$123.7	89.4%	$(1.8)
Power IC	13.0	9.7	14.6	10.6	(1.6)
Total net sales	$134.9	100.0%	$138.3	100.0%	$(3.4)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Gross Profit
Power Solutions business
Power Analog Solutions	$16.5	13.6%	$21.5	17.3%	$(4.9)
Power IC	5.5	42.1	6.2	42.1	(0.7)
Total gross profit	$22.0	16.3%	$27.6	20.0%	$(5.6)

Net Sales

We operate within a single operating segment, Power Solutions business, which consists of our Power Analog Solutions and Power IC businesses.

The Power Solutions business. Net Sales from Power Solutions business were $134.9 million for the nine months ended September 30, 2026, a $3.4 million, or 2.5%, decrease compared to $138.3 million for the nine months ended September 30, 2025. This decrease was primarily due to a decrease in revenue related to both our Power Analog Solutions and Power IC businesses, as described below.

Net sales from Power Analog Solutions business were $121.9 million for the nine months ended September 30, 2026, a $1.8 million, or 1.5%, decrease compared to $123.7 million for the nine months ended September 30, 2025. The decrease in net sales from our Power Analog Solutions business line was primarily attributable to weaker demand for our older generation products resulting from intensified pricing competition, which was offset in part by a higher demand for IGBTs used primarily in solar inverters.

Net sales from Power IC business were $13.0 million for the nine months ended September 30, 2026, a $1.6 million, or 10.9%, decrease compared to $14.6 million for the nine months ended September 30, 2025. The decrease in net sales from our Power IC business line was primarily attributable to lower demand for OLED IT devices and LED televisions.

Gross Profit

The Power Solutions business. Gross profit from our Power Solutions business was $22.0 million for the nine months ended September 30, 2026, which represented a $5.6 million, or 20.3%, decrease from gross profit of $27.6 million for the nine months ended September 30, 2025. Gross profit as a percentage of net sales for the nine months ended September 30, 2026 decreased to 16.3% compared to 20.0% for the nine months ended September 30, 2025. The year-over-year decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to an unfavorable product mix, driven by ASP erosion resulting from increased pricing pressure on our older generation products, particularly from Chinese competitors.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(Dollars in millions)
Korea	$57.7	42.7%	$67.7	49.0%	$(10.0)
Asia Pacific (other than Korea)	71.5	53.0	63.7	46.1	7.8
United States	3.1	2.3	3.8	2.7	(0.7)
Europe	2.6	2.0	3.1	2.2	(0.4)
	$134.9	100.0%	$138.3	100.0%	$(3.4)

Net sales in Korea decreased from $67.7 million for the nine months ended September 30, 2025 to $57.7 million for the nine months ended September 30, 2026, or by $10.0 million, or 14.8%, primarily due to a decrease in revenue resulting from the competitive pricing pressure on our older generation products in consumer applications. A lower demand for our Power IC products, primarily for LED televisions and OLED IT devices also had an unfavorable impact on net sales.

Net sales in the Asia Pacific (other than Korea) increased from $63.7 million for the nine months ended September 30, 2025 to $71.5 million for the nine months ended September 30, 2026, or by $7.8 million, or 12.2%, primarily due to a higher demand for power products such as MOSFETs and high-end MOSFETs used in computing and industrial applications, and IGBTs used primarily in solar inverters.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.2 million, or 18.7% of net sales, for the nine months ended September 30, 2026, compared to $26.5 million, or 19.2% of net sales, for the nine months ended September 30, 2025. The decrease of $1.3 million, or 4.9%, was primarily attributable to a decrease in professional fees mainly comprised of legal and consulting fees, which was offset in part by an increase in employee compensation, driven mainly by the timing of stock-based compensation grant.

Research and Development Expenses. Research and development expenses were $23.0 million, or 17.0% of net sales, for the nine months ended September 30, 2026, compared to $19.7 million, or 14.2% of net sales, for the nine months ended September 30, 2025. The increase of $3.3 million, or 16.5%, was primarily attributable to higher personnel costs resulting from the increased headcount in research and development, as well as differences in the timing of stock-based compensation grant.

Early termination and other charges. For the nine months ended September 30, 2026, we recorded $3.9 million of other charges, consisting of $0.6 million in tax-related charges, $1.3 million of costs associated with the electrical substation upgrade in our Gumi fabrication facility, a $1.1 million customer goodwill payment related to a certain product, and $0.9 million of one-time employee incentives. For the nine months ended September 30, 2025, we recorded $2.6 million of termination-related charges in connection with the voluntary resignation program, $1.7 million of certain executive separation benefits and $0.5 million of one-time employee incentives.

Operating Loss

As a result of the foregoing, operating loss of $30.0 million was recorded for the nine months ended September 30, 2026 compared to an operating loss of $23.4 million for the nine months ended September 30, 2025. As discussed above, the increase in operating loss of $6.6 million resulted primarily from a $5.6 million decrease in gross profit and a $3.3 million increase in research and development expenses, which was offset in part by a $1.3 million decrease in selling, general and administrative expenses and a $0.9 million decrease in early termination and other charges.

Other Income (Expense)

Interest Income. Interest income was $2.9 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Expense. Interest expense was $1.0 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Foreign Currency Gain, Net. Net foreign currency gain for the nine months ended September 30, 2026 was $1.2 million compared to a net foreign currency gain of $6.1 million for the nine months ended September 30, 2025. The net foreign currency gain for the nine months ended September 30, 2026 and September 30, 2025 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is a non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2026 and September 30, 2025, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary, Magnachip Semiconductor, Ltd., and our Dutch subsidiary were $77.9 million and $244.7 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expense (Benefit), Net

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.

Income tax expense was $1.0 million for the nine months ended September 30, 2026, primarily attributable to the partial disallowance of prior-year net operating loss (“NOL”) carryforwards of our primary operating entity in Korea following a Korean tax audit, due to differences in the interpretation of applicable tax laws. This resulted in a $6.4 million reduction in deferred tax assets and a corresponding increase in income tax expense in the third quarter of 2026, which was partially offset by an income tax benefit associated with the estimated taxable loss of our Korean subsidiary for the nine-month period.

Income tax benefit was $8.7 million for the nine months ended September 30, 2025, which was primarily attributable to the estimated taxable loss in our Korean subsidiary for the respective period, including loss recognized in connection with the shutdown of the discontinued Display business during the second quarter of 2025.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended September 30, 2026 was $25.6 million compared to loss from continuing operations of $5.5 million for the nine months ended September 30, 2025. The $20.1 million increase in loss from continuing operations was primarily attributable to a $9.7 million decrease in income tax benefit, a $6.6 million increase in operating loss and a $4.9 million decrease in net foreign currency gain.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax for the nine months ended September 30, 2026 was $3.6 million compared to a loss from discontinued operations, net of tax of $16.2 million for the nine months ended September 30, 2025. The $19.8 million improvement in loss from discontinued operations, net of tax, primarily resulted from a $9.2 million decrease in research and development expense, a $1.2 million decrease in selling, general and administrative expenses, and the absence of $12.4 million of impairment charges, primarily related to certain design tool software contracts, and $1.6 million of early termination charges incurred in the prior-year period, which was offset in part by a $5.0 million decrease in gross profit.

Net Loss

As a result of the foregoing, a net loss of $22.0 million was recorded for the nine months ended September 30, 2026 compared to a net loss of $21.6 million for the nine months ended September 30, 2025. As discussed above, the increase in net loss of $0.4 million resulted from a $20.1 million increase in loss from continuing operations, partially offset by a $19.8 million reduction in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, cash flows from operating and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2026, we did not have any accounts payable on extended terms or payment deferment with our vendors.

As of June 29, 2018, Magnachip Semiconductor, Ltd., a Korean limited liability company and indirect wholly owned subsidiary of the Company (“MSK”), entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4.2 million to support our fabrication facility in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4.2 million to a third party management company that we engaged to run the facility for a 10-year term beginning July 1, 2018. Effective November 1, 2025, the service term was adjusted, extending the remaining service period through 2038. As of September 30, 2026, the outstanding obligation of this arrangement is approximately $48.8 million for remaining service term through 2038.

On March 26, 2024, MSK executed a Standard Credit Agreement (together with its General Terms and Conditions, the “Loan Agreement”) with Korea Development Bank (“KDB”). The Loan Agreement provides for a working capital term loan (the “Term Loan”) of KRW 40,000,000,000 ($29.4 million based on the KRW/USD exchange rate of 1,358.4:1 as of September 30, 2026 as quoted by KEB Hana Bank). The Term Loan requires monthly interest-only payments and matures on March 26, 2027, at which time the full principal balance will be due and payable. We expect to be able to extend the maturity date beyond March 2027 and intend to address the extension in the ordinary course of business, consistent with typical market practice in Korea.

During 2025, under its existing Equipment Financing Credit Agreement with KDB, MSK entered into three CAPEX Loans in the aggregate principal amount of KRW 23,995,000,000, consisting of (i) KRW 9,520,000,000 on June 26, 2025, (ii) KRW 5,075,000,000 on September 26, 2025, and (iii) KRW 9,400,000,000 on December 30, 2025 ($17.7 million in the aggregate based on the KRW/USD exchange rate of 1,358.4:1 as of September 30, 2026, as quoted by KEB Hana Bank). The CAPEX Loans require monthly interest-only payments, with principal repayments deferred for an initial two-year period and amortized over the subsequent eight years, and mature on June 26, 2035.

On June 17, 2026, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million under our shelf registration statement on Form S-3 (File No. 333-296756) and a related prospectus supplement dated June 17, 2026. During the nine months ended September 30, 2026, we sold 10,809 shares of common stock under the program for net proceeds of $0.1 million, and $49.9 million remained available for future sales under the program as of September 30, 2026. We intend to use any net proceeds from sales under the program for general corporate purposes, which may include investments in strategic growth initiatives and technologies that support AI data centers and robotics.

In September 2026, we received a strategic investment of $5.0 million from Navitas Semiconductor Corporation (“Navitas”) through the issuance of 1,461,988 shares of our common stock at a purchase price of $3.42 per share. This investment was made in connection with our strategic partnership with Navitas to accelerate the adoption of silicon carbide (SiC) technologies in high-voltage and ultra-high-voltage power markets.

As of September 30, 2026, cash and cash equivalents held by MSK were $77.8 million, which represents 90% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as debt service and capital expenditures for the next 12 months and the foreseeable future.

Working Capital

Our working capital balance as of September 30, 2026 was $105.4 million, compared to $133.4 million as of December 31, 2025. The decrease in working capital balance was mainly attributable to the reclassification of $29.4 million of our Term Loan and $0.6 million of our CAPEX Loans to the current portion of long-term borrowings, reflecting their respective maturities within one year.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $21.2 million for the nine months ended September 30, 2026, compared to $29.6 million of cash outflow used in operating activities for the nine months ended September 30, 2025. The net operating cash outflow for the nine months ended September 30, 2026 reflects our net loss of $22.0 million, as adjusted favorably by $14.0 million, which mainly consisted of depreciation and amortization, provision for severance benefits, reversal for inventory reserves, net foreign currency gain or loss and stock-based compensation, and net unfavorable impact of $13.1 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $2.7 million for the nine months ended September 30, 2026, compared to $13.0 million of cash outflow used in investing activities for the nine months ended September 30, 2025. The $10.3 million decrease in cash outflow was primarily attributable to a $12.2 million decrease in the purchase of property, plant and equipment, which was offset in part by a $2.3 million decrease in net collections of guarantee deposits.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $4.3 million for the nine months ended September 30, 2026, compared to $5.8 million of cash inflow provided by financing activities for the nine months ended September 30, 2025. The financing cash inflow for the nine months ended September 30, 2026 was primarily attributable to $4.9 million in proceeds from the issuance of our common stock (net of issuance costs and including $0.1 million of sales under the ATM program), which was offset in part by a payment of $0.2 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash inflow for the nine months ended September 30, 2025 was primarily attributable to the $10.6 million of proceeds received from the CAPEX Loans with KDB, which was offset in part by a payment of $3.7 million for the repurchases of our common stock pursuant to our stock repurchase program and a payment of $0.6 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Interim Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facility and reinforcement of our global research and development capability. For the nine months ended September 30, 2026, capital expenditures for property, plant and equipment were $7.6 million, a $12.2 million decrease from $19.7 million for the nine months ended September 30, 2025. Of the $7.6 million incurred through the third quarter of 2026, $4.8 million was related to investments in equipment at our fabrication facility located in Gumi, Korea. These investments are expected to support the development of new generation products and the installation of new tools to optimize product mix and improvement in gross profit margins for the future periods.

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

A description of our critical accounting policies that involve significant management judgement appears in our 2025 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2025 Form 10-K.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the monthly activity related to our repurchases of common stock for the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(1)
July 2026	—	—	—	$20,951
August 2026	—	—	—	$20,951
September 2026	—	—	—	$20,951
Total	—	—	—	$20,951

(1)
On July 19, 2023, the Company’s Board of Directors authorized a $50 million stock buyback program (the "Repurchase Plan"). Purchases under the Repurchase Plan have been and will be made in the open market or through privately negotiated transactions, depending upon market conditions and other factors. No purchases under the Repurchase Plan were made during the quarter ended September 30, 2026.

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

10.1

Share Purchase Agreement, dated as of September 18, 2026, by and between Magnachip Semiconductor Corporation and Navitas Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2026).

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 5, 2026	By:	/s/ Chae Lee
Chae Lee
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2026	By:	/s/ Shinyoung Park
Shinyoung Park
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)